Form 10-K
period 2014-03-31
Clifton Bancorp Inc.
filed 2014-06-06
CIK 1592329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-36390

CLIFTON BANCORP INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-4757900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1433 Van Houten Avenue, Clifton, New Jersey	07015
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 473-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Global Select Market on April 2, 2014.

The number of shares outstanding of the registrant’s common stock as of May 30, 2014 was 26,591,120.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 Annual Report to Stockholders and of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

CLIFTON BANCORP INC.

ANNUAL REPORT ON FORM 10-K

Note on Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but, rather are statements based on Clifton Bancorp Inc.’ s (“Clifton Bancorp”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Clifton Bancorp operates, as well as nationwide, Clifton Bancorp’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Clifton Bancorp assumes no obligation to update any forward-looking statements.

PART I

Item 1.	Business

General

Clifton Bancorp Inc. (“Clifton Bancorp”) is a Maryland corporation that was incorporated in November 2013 to be the successor corporation to Clifton Savings Bancorp, Inc. (“Clifton Savings Bancorp”), the former stock holding company for Clifton Savings Bank, upon completion of the mutual-to-stock conversion of Clifton MHC, the former mutual holding company for Clifton Savings Bank.

The mutual-to-stock conversion was completed on April 1, 2014. In connection with the conversion, Clifton Bancorp sold a total of 17,059,448 shares of common stock at $10.00 per share in a related subscription offering. Concurrent with the completion of the offering, each share of Clifton Savings Bancorp’s common stock owned by public stockholders was exchanged for 0.9791 shares of Clifton Bancorp common stock. In lieu of fractional shares, Clifton Savings Bancorp shareholders were paid cash at a rate of $10.00 per share. Additionally, as part of the mutual-to-stock conversion, Clifton Savings Bank’s employee stock ownership plan (the “ESOP”) acquired 1,023,566 shares, or 6.0% of Clifton Bancorp’s issued shares, at $10.00 per share. As a result of the offering and the exchange, as of April 1, 2014, Clifton Bancorp had 26,591,903 shares outstanding. Net proceeds from the conversion and offering, after the loan made to the ESOP, were approximately $157.0 million.

Because the mutual-to-stock conversion had not been completed as of March 31, 2014, the financial and other information presented in this Annual Report on Form 10-K is derived from the consolidated financial statements of Clifton Savings Bancorp and subsidiaries.

Clifton Bancorp’s business activities consist of the ownership of Clifton Savings Bank’s capital stock and the management of the offering proceeds it retained. Clifton Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of Clifton Savings Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to Clifton Savings Bank. Clifton Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Clifton Savings Bank has served its customers in New Jersey since 1928. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and primarily use those funds to originate one- to four-family, multi-family and commercial real estate, and, to a much lesser extent, consumer loans, all of which we currently hold for investment.

Subsidiary Activities

Clifton Bancorp’s sole subsidiary is Clifton Savings Bank. Clifton Savings Bank has one wholly owned subsidiary, Botany Inc., a New Jersey investment company. At March 31, 2014, Botany Inc. had total assets of $205.0 million.

Available Information

Clifton Bancorp’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.cliftonsavings.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website shall not be considered as incorporated by reference into this Form 10-K.

Market Area

We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 15 miles west of New York City. In addition to our main and mortgage offices located in Passaic County, we currently operate eleven branch offices in Bergen and Passaic Counties in New Jersey, which, along with Essex, Morris, Hudson and Union Counties in New Jersey, comprise our primary market area. The economy in our primary market area has benefited from being varied and diverse. It is both urban and suburban with a broad economic base. As a result of its proximity to New York City, our primary market area is also home to a significant number of commuters working in the greater New York City metropolitan area. One of the wealthiest states in the nation, New Jersey, with a population of approximately 8.7 million, is considered one of the most attractive banking markets in the United States. As of April 2014, the unemployment rate for New Jersey was 6.9%, which was higher than the national rate of 6.3%.

Competition

Deposits. We have a large number of financial institutions in our market area, and in recent years, our competition has not only included the larger regional and money center banks, money market funds and the stock market but also local community banks and larger thrift institutions. We focus primarily on retail savings products. During the year ended March 31, 2013, Clifton Savings Bank implemented a strategy of pricing deposits to allow for a controlled outflow of higher-rate non-core deposits. During the year ended March 31, 2014 the balance of deposits remained stable compared to the prior year end balance.

Loans. We continue to face stiff competition for one- to four-family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one- to four-family residential loans include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for multi-family and commercial real estate loans include other community bank commercial lenders, many of which are larger than us and have greater resources than we do.

Lending Activities

General. Our loan portfolio consists primarily of owner-occupied, one- to four-family mortgage loans secured by properties located in New Jersey. To a much lesser extent, our loan portfolio also includes multi-family and commercial real estate loans, consumer loans and residential construction loans. In late 2012, Clifton Savings Bank established a commercial loan department to expand its multi-family and commercial lending activities. Clifton Savings Bank generally holds the loans it originates in its own portfolio. At March 31, 2014, Clifton Savings Bank had no loans that were held for sale.

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that we originate at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other terms are determined by us on the basis of our own pricing criteria and competitive market conditions. At March 31, 2014, the average balance of our one- to four-family loans was $240,000 and we had two one- to four-family loans with outstanding balances in excess of $1.0 million.

We offer fixed-rate loans with terms of either 15, 20 or 30 years. Our adjustable-rate mortgage loans are based on a 30-year amortization schedule and interest rates and payments adjust annually after a five, seven or ten-year initial fixed period. In addition, we offer adjustable-rate mortgage loans that adjust every three years after a three-year initial fixed period. Interest rates on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above either the one-year or three-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

We do not make conventional loans with loan-to-value ratios exceeding 90% (except for special programs outlined in the following paragraph) and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied, one- to four-family residences. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance. We require all properties securing mortgage loans to be appraised by independent appraisers approved by our Board of Directors. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance (and flood insurance for loans on property located in a flood zone) prior to closing the loan. We only originate full document loans and do not offer any interest-only, negative amortization, FHA or VA loans.

In an effort to provide financing for low- and moderate-income first-time buyers, we offer a first-time home buyers’ program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination. We also offer a program targeted at low and moderate-income mortgagors, and for properties located within a low- or moderate-income geography. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination.

Generally, our one- to four-family loans are secured by owner-occupied properties. We do lend to borrowers for second homes, but charge higher rates than on primary residences. The maximum loan-to-value ratio on a mortgage for a borrower’s second home is 80%. We also offer loans on investor-owned properties. For one- to four-family loans secured by investor-owned properties, we increase the rate we charge over loans secured by owner-occupied, one- to four-family properties and limit the loan to value ratio to 75%. Less than 8% of our one- to four-family loan portfolio consists of non-owner occupied properties.

As we originate all loans for our portfolio, we are able to offer loan modifications for borrowers who request them to receive a lower interest rate. Upon the request of the borrower, we will reduce the interest rate on their loan to the rate we are offering new customers on the same product in exchange for the payment of up to one point on the borrower’s outstanding loan balance. Under this program, we will not modify loans that are not performing in accordance with their original terms.

Multi-Family and Commercial Real Estate Loans. We offer fixed and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by a variety of small and mid-size apartment buildings and complexes that generally range from five to 45 units. Our commercial real estate loans are generally secured by commercial real estate such as strip malls, small retail locations, mixed-use properties and other non-residential buildings. At March 31, 2014, we had $21.6 million in multi-family loans and $25.2 million in commercial real estate loans.

We originate fixed-rate multi-family and commercial real estate loans for fixed-terms up to 20 years, and adjustable-rate multi-family and commercial real estate loans for initial adjustment periods of up to 10 years based on an amortization schedule of up to 30 years. Interest rates and payments on our adjustable-rate mortgage loans historically were adjusted every five or 10 years after their initial fixed period, or every year after a 10-year initial fixed period. Currently, most loans adjust from 2.26% to 2.93% above the five-year or 10-year constant maturity Treasury index. Historically, interest rates and payments on our adjustable-rate loans generally were adjusted to a rate typically equal to 3.00% above the one-year, five-year, or 10-year constant maturity Treasury index. There are no lifetime interest rate caps. Loan amounts do not exceed 80% of the appraised value. We generally require an assignment of rents and personal guarantees primarily on all multi-family and commercial real estate loans.

We established a commercial loan department to expand our multi-family and commercial real estate lending activities and increase the diversity of our loan portfolio beyond residential mortgage loans. Since March 31, 2013, our multi-family and commercial real estate loan portfolio has increased $18.1 million, or 63.0%, and at March 31, 2014 was 8.0% of our total loan portfolio. We believe the expansion of our multi-family and commercial real estate lending activities will help diversify our balance sheet, improve our interest rate risk exposure, increase our presence in our market area and establish strong relationships with new and existing customers. We intend to continue these efforts and plan to hire additional commercial lending personnel and add appropriate infrastructure. Further, with the additional capital raised in the offering, we expect to continue to pursue larger lending relationships.

At March 31, 2014, the average balance of our multi-family and commercial loans was $531,000 and we had eleven loans in this category that exceeded $1.0 million. Our largest multi-family loan was a $2.0 million loan secured by nine one- to four-family residential units and one retail store, and our largest commercial loan was a $3.5 million loan secured by a one-story retail building and a two-story mixed use retail and office building. At March 31, 2014, these loans were performing in accordance with their terms.

Residential Construction Loans. To a much lesser extent, we originate loans to finance the construction of residential dwellings. We typically offer construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally have a maximum loan-to-value ratio of 70%. Loan proceeds are disbursed in increments as construction progresses and as independent inspections warrant. We use independent fee appraisers for construction disbursement purposes. At March 31, 2014, all of our outstanding construction loans were performing in accordance with their terms.

Consumer Loans. Our consumer loans include second mortgage loans and home equity loans, as well as loans secured by passbook accounts and certificates of deposit.

We offer second mortgage loans and home equity loans with combined loan-to-value ratios not to exceed 80%. All second mortgage loans and home equity loans are full documentation loans. Our second mortgage loans are originated with terms of five, ten, fifteen and twenty years and we charge higher rates for longer- term loans. Our home equity loans are originated with a 15 year draw period and 20 year payment period.

Loan Underwriting Risks.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on such loans.

While one- to four-family residential real estate loans can be originated with terms up to 30 years, such loans typically remain outstanding for substantially shorter periods because borrowers prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s and, if applicable, the guarantor’s creditworthiness and the feasibility and cash flow potential of the property which secures the loan. Payments on loans secured by income properties are typically dependent on the income provided by the property, and the successful operation or management of the property. As a result, the repayment ability of borrowers of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loan borrowers. In order to monitor the cash flows for an income-producing property, we require borrowers and guarantors to provide annual financial statements and rent rolls on multi-family and commercial real estate loans. Management performs annual reviews and prepares evaluations on all loans where the loan is secured by multi-family and commercial real estate.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the dwelling. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Consumer Loans. Consumer home equity loans and equity lines of credit are loans secured by one- to four-family residential real estate where we may be in a first or second lien position. In each instance, the value of the property is determined and the loan is made against identified equity in the market value of the property. When a residential mortgage is not present on the property, a first lien position is secured against the property. In cases where a mortgage is present on the property, a second lien position is established, subordinated to the mortgage. As these subordinated liens represent higher risk, loan collection becomes more influenced by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations and Purchases. Our residential loan originations come from a number of sources. The customary sources include internet mortgage loan marketers, local mortgage brokers, direct solicitation by Clifton Savings Bank’s loan originators, advertising, referrals from customers, personal contacts by our staff and, in some instances, other lenders. We retain for our portfolio all of the loans that we originate. We purchase residential real estate loans on properties located primarily within the state of New Jersey from various banks and mortgage brokers to supplement our own originations and we generally service our purchased loans. Each purchased loan is subject to an underwriting review using the same guidelines established for our own origination process performed by our staff and we review every loan file we purchase. Our multi-family and commercial real estate loan originations come primarily from direct solicitation by Clifton Savings Bank’s loan originators and third party brokers. We generally do not purchase multi-family or commercial real estate loans.

Loan Approval Procedures and Authority. Our policies and loan approval limits are established and approved by the Board of Directors. Most residential mortgage loans and consumer loans require the approval of senior management and are ratified by the Loan Committee of the Board of Directors. All other residential loans require the approval of the Loan Committee of the Board of Directors. All multi-family and commercial loans require approval of the Commercial Loan Committee of the Board of Directors. The Loan Committee and Commercial Loan Committee typically meet weekly.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At March 31, 2014, our regulatory limit on loans to one borrower was $25.9 million. At that date, our largest lending relationship was $4.5 million and consisted of three loans with an average balance of approximately $1.5 million secured by two one-story retail buildings, a two-story mixed use retail and office building and a retail strip mall center, which were all performing according to their original repayment terms at March 31, 2014.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate residential, multi-family and commercial real estate loans conditioned upon the occurrence of certain events. Commitments to originate real estate loans are legally binding agreements to lend to our customers. Commitments to originate residential mortgage loans, excluding lines of credit and loan purchases, at March 31, 2014 totaled $2.2 million. Commitments to originate multi-family and commercial real estate loans totaled $10.7 million at March 31, 2014. We also purchase residential mortgage loans from various banks and utilize mortgage brokers. Commitments to purchase loans totaled $8.2 million at March 31, 2014.

Non-Performing and Problem Assets. When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When the loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If payment is not received by the 45th day of delinquency, additional late charges and delinquency notices are issued. After the 90th day of delinquency, if we are not engaged in collection efforts, we will send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure proceedings.

We consider repossessed assets and loans that have been 90 days or more past due to be nonperforming assets. Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired, it is recorded at the fair market value less estimated costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. We consider one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, we are not required to evaluate them individually for impairment unless they are considered troubled debt restructurings, as discussed herein. All other loans are evaluated for impairment on an individual basis.

For economic reasons and to maximize the recovery of a loan, we work with borrowers experiencing financial difficulties and consider modifications to borrowers’ existing loan terms and conditions that we would not otherwise consider, commonly referred to as troubled debt restructurings. We record an impairment loss, if any, based on the present value of expected future cash flows under the restructured terms discounted at the original loan’s effective interest rate. We report the loan as a troubled debt restructuring until the borrower has performed for twelve consecutive months in accordance with the terms of the restructuring.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate debt securities. We also maintain an investment in Federal Home Loan Bank of New York stock. While we maintain the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at March 31, 2014.

Historically, our investment portfolio has consisted of a mix of both available for sale and held to maturity securities. Recently, we have restructured our investment portfolio to significantly reduce our available for sale securities. We expect to continue to purchase short-term investments, such as U.S. treasury and government agency securities, and to a lesser extent, municipal securities.

At March 31, 2014, our investment portfolio consisted of federal agency debt securities with remaining maturities of 10 years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 15 years or less, and corporate debt securities with maturities of 10 years or less. Our federal agency debt securities are issued by Freddie Mac, Fannie Mae, the Federal Home Loan Bank and the Federal Farm Credit Agency, all of which are U.S. government or government-sponsored entities. During the year ended March 31, 2014, we purchased shorter-term callable agency securities for interest rate risk management purposes. We also purchased Fannie Mae delegated underwriting and servicing (“DUS”) mortgage-backed securities during the year ended March 31, 2014 in an effort to increase yield. These are investment pools backed by multi-family residential property mortgages which are generally seven- and ten-year balloon loans with a thirty-year amortization schedule. We intend to continue to purchase these same types of securities. Changes in general interest rates and market conditions may result in calls of certain agency securities, which may cause actual maturities to differ from contractual maturities.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a competitive return. Clifton Savings Bank’s Board of Directors has the overall responsibility for Clifton Savings Bank’s investment portfolio, including approval of its investment policy and the appointment of its Investment Committee. The Investment Committee consists of five members of our Board of Directors and is responsible for approval of investment strategies and monitoring of investment performance. Clifton Savings Bank’s Chief Financial Officer is the designated investment officer and, in conjunction with the President and Chief Executive Officer, is responsible for the daily investment activities, and is authorized to make investment decisions consistent with Clifton Savings Bank’s investment policy. The Investment Committee meets regularly with the President and Chief Executive Officer and Chief Financial Officer to review investment strategies and transactions.

Deposit Activities and Other Sources of Funds

General. Deposits, loan repayments and investment cash flows are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and investment cash flows are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our primary market area through the offering of a broad selection of liquid and term deposit instruments, including checking accounts, business checking, high-yield checking, money market accounts, passbook and statement savings accounts, club accounts and certificates of deposit. Though permitted to do so, we typically do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and interest rates, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products, and customer preferences. We review our deposit flows, mix and pricing weekly. During the year ended March 31, 2013, Clifton Savings Bank implemented a strategy of pricing deposits to allow for a controlled outflow of higher-rate non-core deposits. Our current strategy is to attract and retain deposits primarily by offering competitive rates.

Borrowings. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 50% of an institution’s assets, and limits short-term borrowings of less than one year to 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. Additionally, Clifton Savings Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate. There were no outstanding drawings on either of these lines at March 31, 2014.

Personnel

As of March 31, 2014, we had 92 full-time employees and 9 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Regulation and Supervision

General

Clifton Savings Bank, as a federal savings bank, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. Clifton Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Clifton Savings Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate Clifton Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Reserve, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Clifton Bancorp and Clifton Savings Bank and their operations.

The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes to the regulation of Clifton Savings Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Clifton Savings Bank was transferred to the Office of the Comptroller of the Currency on July 21, 2011. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, an institution with less than $10 billion in assets, such as Clifton Savings Bank, are examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, its prudential regulator.

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as Clifton Savings Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for Clifton Savings Bank, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the Bank’s capital or assets.

Capital Requirements. The applicable capital regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below, also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans made to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Clifton Bancorp and Clifton Savings Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Clifton Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Deposit insurance per account owner is currently $250,000. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Institutions deemed less risky pay lower assessments. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Clifton Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Loans to One Borrower. Federal law provides that savings banks are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings banks to meet a qualified thrift lender test. Under the test, a savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2014, Clifton Savings Bank maintained 87.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations restrict capital distributions by savings banks, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings association. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of the capital distribution if: (i) the total capital distributions for the applicable calendar year exceeds the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years that is still available for dividend; (ii) the savings bank would not be at least adequately capitalized following the distribution; (iii) the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or (iv) the savings bank is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or fail a capital requirement).

A savings bank that is a subsidiary of a holding company, such as Clifton Savings Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution and receive the Federal Reserve Board’s non-objection to the payment of the dividend. Applications or notices may be denied if the savings bank will be undercapitalized after the dividend, the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation enforcement order or regulatory condition. In the event that a savings bank’s capital falls below its regulatory requirements or it is notified by the regulatory agency that it is in need of more than normal supervision, its ability to make capital distributions would be restricted. In addition, any proposed capital distribution could be prohibited if the regulatory agency determines that the distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Clifton Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits Clifton Savings Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Clifton Savings Bank, including Clifton Bancorp and its other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of Clifton Savings Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings bank may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Clifton Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Clifton Savings Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Clifton Savings Bank may make to insiders based, in part, on Clifton Savings Bank’s capital level and requires that certain Board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers and directors over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of the Comptroller of the Currency currently has primary enforcement responsibility over savings banks and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings bank. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System. Clifton Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Clifton Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2014 of $7.9 million.

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2013, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; and a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2014, require a 3% ratio for up to $79.5 million and an exemption of $12.4 million. Clifton Savings Bank complies with the foregoing requirements.

Other Regulations

Clifton Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies, including the Consumer Financial Protection Bureau, charged with the responsibility of implementing such federal laws.

The operations of Clifton Savings Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), and the related regulations of the Federal Reserve Board, which require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the AML compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

•	The Bank Secrecy Act of 1970, which requires financial institutions in the United States to keep records of cash purchases of negotiable instruments, file reports of cash purchases of negotiable instruments exceeding a daily amount of $10,000 or more and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

Holding Company Regulation

General. As a savings and loan holding company, Clifton Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Clifton Savings Bank.

Pursuant to federal law and regulations and policy, Clifton Bancorp may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including Clifton Bancorp. See “Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the consolidated company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Federal Reserve Board policy also provides that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Acquisition of Clifton Bancorp. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings bank. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws

Clifton Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. As a result, Clifton Bancorp files quarterly and annual reports with the Securities and Exchange Commission and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Federal and State Taxation

Federal Income Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2008. For its 2014 fiscal year, Clifton Savings Bank’s maximum federal income tax rate was 34.6%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. Clifton Savings Bank’s reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $6.4 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Clifton Savings Bank makes a “non-dividend distribution” to Clifton Bancorp as described below.

Distributions. If Clifton Savings Bank makes non-dividend distributions to Clifton Bancorp, the distributions will be considered to have been made from Clifton Savings Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the non-dividend distributions, and then from Clifton Savings Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Clifton Savings Bank’s taxable income. Non-dividend distributions include distributions in excess of Clifton Savings Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Clifton Savings Bank’s current or accumulated earnings and profits will not be included in Clifton Savings Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Clifton Savings Bank makes a non-dividend distribution to Clifton Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Clifton Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

New Jersey Taxation. Clifton Savings Bank and Clifton Bancorp are subject to New Jersey’s Corporation Business Tax at the rate of 9% on their taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations). Botany Inc. is eligible to be taxed as a New Jersey Investment Company at a rate of 3.6%.

Executive Officers of the Registrant

The executive officers of Clifton Bancorp, Clifton Savings Bank, and Botany Inc. are elected annually by, and serve at the discretion of, their respective Boards of Directors. The executive officers of Clifton Bancorp, Clifton Savings Bank, and Botany Inc. are:

Name	Position
Paul M. Aguggia	Chairman of the Board, President and Chief Executive Officer of Clifton Bancorp and Clifton Savings Bank, and Director of Botany Inc.

Bart D’Ambra	Executive Vice President and Corporate Secretary of Clifton Bancorp, Executive Vice President and Chief Operating Officer and Corporate Secretary of Clifton Savings Bank, and President and Chief Executive Officer of Botany Inc.

Stephen A. Hoogerhyde	Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Lending Officer of Clifton Savings Bank

Christine R. Piano, CPA	Executive Vice President, Chief Financial Officer and Treasurer of Clifton Bancorp, Executive Vice President and Chief Financial Officer of Clifton Savings Bank and Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc.

Patricia C. Hrotko	Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Revenue Officer of Clifton Savings Bank

Francis Tracy Tripucka	Senior Vice President-Commercial Lending of Clifton Savings Bank

Below is information regarding the executive officers of Clifton Bancorp and Clifton Savings Bank who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2014.

Bart D’Ambra has been Executive Vice President and Chief Operating Officer of Clifton Savings Bank since March 2003, Executive Vice President of Clifton Bancorp since April 2014, Corporate Secretary of Clifton Bancorp since 2013 and Corporate Secretary of Clifton Savings Bank since January 2014. Mr. D’Ambra served as Senior Vice President of Clifton Savings Bank from April 2002 until March 2003. Prior to April 2002, Mr. D’Ambra served Clifton Savings Bank as a Vice President. Mr. D’Ambra has served with Clifton Savings Bank for over 21 years. Mr. D’Ambra has been President and Chief Executive Officer of Botany Inc. since its inception in December 2004. Age 65.

Stephen A. Hoogerhyde has been Executive Vice President of Clifton Bancorp since April 2014, and Executive Vice President and Chief Lending Officer of Clifton Savings Bank since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings Bank as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings Bank for over 27 years. Age 59.

Christine R. Piano, a certified public accountant, has been Executive Vice President of Clifton Bancorp since April 2014, Chief Financial Officer and Treasurer of Clifton Bancorp since 2013 and has been Executive Vice President and Chief Financial Officer of Clifton Savings Bank since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003. Ms. Piano has served with Clifton Savings Bank for over 15 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since its inception in December 2004. Age 50.

Patricia C. Hrotko has been Executive Vice President of Clifton Bancorp since April 2014, and Executive Vice President and Chief Revenue Officer of Clifton Savings Bank since April 2014. From September 2007 to February 2014, Ms. Hrotko served as Senior Vice President—Marketing and Corporate Communications of Sterling National Bank in New York, New York. Prior to that time, Ms. Hrotko held a similar role at First Morris Bank and Trust, a community bank headquartered in Morristown, New Jersey (now part of Provident Bank of New Jersey). Age 50.

Francis Tracy Tripucka has been Senior Vice President-Commercial Lending of Clifton Savings Bank since December 2012. From April 2012 to December 2012, Mr. Tripucka served as Chief Credit Officer of Crown Bank in Kearny, New Jersey. Prior to that time, Mr. Tripucka served as a Second Vice President at Kearny Federal Savings Bank in Kearny, New Jersey, from December 2001 to December 2011. Age 63.

Item 1A.	Risk Factors

An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this annual report on Form 10-K and information incorporated by reference into this annual report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Changes in interest rates may hurt our profits and asset value and our strategies for managing interest rate risk may not be effective.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

At March 31, 2014, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 21.5% decrease in net portfolio value and a $916,000, or 3.75%, increase in net interest income. Consequently, our profitability could be adversely affected as a result of changes in interest rates.

In order to decrease interest rate risk, we utilize a variety of asset and liability management strategies such as increasing the amount of adjustable rate loans and short term investments, as well as using longer term Federal Home Loan Bank advances. In addition, we price longer term certificates of deposit at an attractive rate to extend the average term of our deposits. Due to market conditions and customer demand, these strategies may not be effective in decreasing our interest rate risk. In addition, our interest rate risk mitigation strategies may be influenced by regulatory guidance and directives. As a result, we may be required to take actions that, while mitigating our interest rate risk, may negatively impact our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio of multi-family and commercial real estate loans, as well any future credit deterioration, could also require us to increase our allowance further in the future.

In addition, the Office of the Comptroller of the Currency periodically reviews our allowance for loan losses and could require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Our planned increase in multi-family and commercial real estate lending could expose us to increased lending risks and related loan losses.

In late 2012, we established a commercial loan department to expand our multi-family and commercial lending activities. Our current business strategy is to continue to increase our originations of multi-family and commercial real estate loans in accordance with our conservative underwriting guidelines. Multi-family and commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Further, we expect to increase our loans-to-one borrower limit, which may result in larger loan balances. In addition, to the extent that borrowers have more than one multi-family or commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential real estate loan. Furthermore, if loans that are collateralized by multi-family or commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our earnings and financial condition.

It is difficult for us to assess the future performance of newly originated multi-family and commercial real estate loans because our relatively limited experience in this type of lending does not provide us with a significant payment history from which to judge future collectability, especially in the current weak economic environment. Accordingly, these unseasoned loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which would adversely affect our earnings.

Our earnings may be negatively impacted as a result of our plans to grow and diversify our loan portfolio.

As a result of our strategy to grow and diversify our loan portfolio by increasing our multi-family and commercial real estate lending activities, we will likely incur increased operating expenses associated with the hiring of additional personnel and the addition of appropriate infrastructure that will be necessary to implement this strategy. These expenses will relate to salaries and employee benefits for additional staff, increased marketing efforts, investment in technology and developing our business and checking products to better serve commercial customers. We anticipate that we will generate sufficient income to offset the expenses related to this growth and diversification strategy.

The amount of dividends we pay on our common stock, if any, may be limited by certain factors including the ability of Clifton Savings Bank to pay dividends to Clifton Bancorp Inc.

The long-term ability of Clifton Bancorp to pay dividends to its stockholders is based primarily upon the ability of Clifton Savings Bank to make capital distributions to Clifton Bancorp, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under Office of the Comptroller of the Currency safe harbor regulations, Clifton Savings Bank may distribute to Clifton Bancorp capital not exceeding net income for the current calendar year and the prior two calendar years. In addition, Clifton Bancorp’s dividend rate and the continued payment of dividends will depend upon a number of other factors, including tax considerations, capital requirements and alternative uses for capital, industry standards and economic conditions. Accordingly, we cannot guarantee that we will continue to pay dividends or that we will not reduce or eliminate dividends in the future.

Improvements in technology will increase our costs and may impact our growth strategies.

We plan to update existing technologies and implement new technologies to enhance the customer experience and ultimately increase the efficiency of our operations. We believe such technological changes are necessary to be able to effectively compete in our marketplace. Such changes will increase expenses. In addition, we may experience delays in acquisition and implementation of new technologies which could further increase costs and adversely impact our growth strategies. In connection with these technology improvements, we intend to change our data services provider during fiscal 2015, which will result in additional data conversion costs.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Our non-performing assets and troubled debt restructurings increased from $265,000 at March 31, 2008 to $5.6 million at March 31, 2014. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in New Jersey and extended workout plans with certain borrowers. As we work through the resolution of these assets, continued economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.

Our emphasis on residential mortgage loans exposes us to risks.

At March 31, 2014, $526.7 million, or 89.9%, of our loan portfolio was secured by one- to four-family real estate and we intend to continue to emphasize this type of lending in the foreseeable future. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market has reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in northern New Jersey. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

Our plans to return excess capital to stockholders are limited by extensive government regulation.

Government regulations and regulatory policies may affect our ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. We intend to manage our capital position, using appropriate capital management tools, to return excess capital to our stockholders. In particular, we expect to resume stock repurchases subject to market conditions and regulatory restrictions. Under current federal regulations, subject to certain exceptions, we may not repurchase shares of our common stock during the first year following the completion of the conversion. Further, Federal Reserve Board policy generally limits our ability to repurchase stock in certain circumstances and limits our ability to pay dividends and provides for prior regulatory review of capital distributions in certain circumstances.

Our strategy of transitioning from higher-rate non-core deposits to lower cost core deposits may not be successful.

Core deposits, including checking, savings and money market accounts, are a lower cost source of funds than time deposits, and we have made a concerted effort to increase lower cost transaction and savings deposit accounts and reduce our dependence on traditionally higher cost certificates of deposit. Our current strategy is to competitively price our core deposits in order to increase core deposit relationships. In addition, we also occasionally introduce new products or offer promotional deposit rates on certain deposit products in order to attract deposits. Accordingly, during the year ended March 31, 2013, we began pricing deposits to allow for a controlled outflow of higher-rate non-core deposits in order to maintain the net interest margin and spread in the current economic environment and during the year ended March 31, 2014 we maintained a consistent level of deposits. As a result of the strategy implemented in 2013, deposits decreased $62.4 million, or 7.6%, to $763.9 million at March 31, 2014 from $826.3 million at March 31, 2012. In addition, our ratio of certificates of deposit to total deposits has decreased from 77.2% at March 31, 2012 to 70.5% at March 31, 2014. Certificates of deposit due within one year of March 31, 2014 totaled $287.3 million, or 37.6% of total deposits. If these deposits do not remain with us, and we are not successful in attracting lower cost core deposits, we will be required to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on maturing certificates of deposit due on or before March 31, 2015.

Regulation of the financial services industry is undergoing major changes, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination governs the activities in which we may engage, and is intended primarily for the protection of the deposit insurance fund and Clifton Savings Bank’s depositors.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate and has restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated Clifton Savings Bank, into the Office of the Comptroller of the Currency, and assigning the regulation of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. As required by the Dodd-Frank Act, the federal banking regulators have implemented new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Clifton Savings Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008 and 2009. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

Federal regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. If we were to become subject to a supervisory agreement such action may negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” for a discussion of regulatory capital requirements.

New regulations could restrict our ability to originate loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including (i) excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); (ii) interest-only-payments; (iii) negative amortization; or (iv) terms longer than 30 years. Additionally, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans or pursue certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

Strong competition within our market area could hurt our profits and slow growth.

Our profitability depends upon our continued ability to compete successfully in our market area. We face intense competition both in making loans and attracting deposits. We continue to face stiff competition for one- to four-family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one- to four-family residential loans include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for multi-family and commercial real estate loans include other community bank commercial lenders, many of which are larger than us and have greater resources and lending limits than we have and offer services that we do not provide. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to remain strong in the future even though there are increased legislative, regulatory and technological changes and a continuing trend of consolidation in the financial services industry.

We may have unanticipated credit risk in our investment and mortgage-backed securities portfolio.

At March 31, 2014, $422.3 million, or 33.4%, of our assets consisted of investment and mortgage-backed securities, $306.5 million of which (representing 24.2% of our assets at March 31, 2014) were issued by, or have principal and interest payments guaranteed by, Fannie Mae or Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into federal conservatorship. Although the federal government has committed substantial capital to Fannie Mae and Freddie Mac, these credit facilities and other capital infusions may not be adequate for their needs. If the financial support is inadequate, or if additional support is not provided when needed, these companies could fail to honor their guarantees and other obligations. As a result, the future roles of Fannie Mae and Freddie Mac could be significantly altered. Failure by Fannie Mae or Freddie Mac to honor their guarantees or obligations, or a significant restructuring of their roles, could have a significant adverse effect on the market value and cash flows of the investment and mortgage-backed securities we hold, which could result in substantial losses.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security or operational integrity of those systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We intend to implement new equity benefit plans that will adversely affect our profitability and may dilute your ownership interest.

We intend to adopt a new equity incentive plan in connection with the recent completion of our second step conversion, subject to shareholder approval. We will recognize additional annual employee compensation and benefit expenses as a result of the implementation of the new equity incentive plan. These additional expenses will adversely affect our profitability. In addition, we may fund the equity incentive plan through the purchase of common stock in the open market (subject to regulatory restrictions) or by issuing new shares of common stock. If we fund the awards under the equity incentive plan by issuing new shares of common stock, your ownership interest would be diluted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business at our main office, our mortgage office and eleven branch offices. The following table sets forth certain information relating to these facilities as of March 31, 2014.

Location	Year Opened	Net Book Value as of March 31, 2014	Square Footage	Owned/ Leased
		(Dollars in thousands)

Main Office
1433 Van Houten Avenue	1981	$1,913	10,460	Owned

Mortgage Office 4 Brighton Road Suite 306	2012	—	4,643	Leased

Branches
Clifton:
1055 Clifton Avenue	1956	544	2,484	Owned
319 Lakeview Avenue	1970	324	3,311	Owned
646 Van Houten Avenue	1968	991	1,081	Owned
387 Valley Road	1971	2	995	Leased
Garfield:
247 Palisade Avenue	1975	913	3,130	Owned
369 Lanza Avenue	1977	881	2,174	Owned
Wallington:
55 Union Boulevard	2004	1,089	2,806	Owned
Wayne:
1158 Hamburg Turnpike	2003	—	1,617	Leased
Fair Lawn:
33-11 Broadway	2009	7	2,718	Leased
Lyndhurst: 401 Valley Brook Avenue	2010	13	2,800	Leased
Woodland Park: Plaza 46 1530 US Highway 46	2010	60	3,000	Leased

Item 3.	Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for Clifton Bancorp’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in Clifton Bancorp’s 2014 Annual Report to Stockholders.

Clifton Bancorp’s ability to pay dividends is dependent in part on dividends received from Clifton Savings Bank, which is subject to a variety of limitations under the regulations of the Office of the Comptroller of the Currency on the payment of dividends. In addition, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the consolidated company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” For a discussion of restrictions on the payment of cash dividends by Clifton Savings Bank, see Part I, Item 1, “Business—Regulation and Supervision—Federal Banking Regulation—Limitation on Capital Distributions” and “—Holding Company Regulation—Dividends and Stock Repurchases” in this Annual Report on Form 10-K.

Clifton Savings Bancorp did not repurchase any of its common stock during the quarter ended March 31, 2014.

Item 6.	Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2014 Annual Report to Stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Annual Report to Stockholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Annual Report to Stockholders.

Item 8.	Financial Statements and Supplemental Data

The information regarding financial statements is incorporated herein by reference to the sections captioned “Reports of Independent Registered Public Accounting Firm” and “Consolidated Financial Statements” in the 2014 Annual Report to Stockholders. The consolidated audited financial statements included in the 2014 Annual Report to Stockholders are those of Clifton Savings Bancorp. Separate financial statements for Clifton Bancorp have not been included in this Annual Report on Form 10-K because Clifton Bancorp, which had engaged only in organizational activities through March 31, 2014, had no significant assets, contingent or other liabilities, revenues or expenses through March 31, 2014.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 26, 2013, the Audit/Compliance Committee of Clifton Savings Bancorp’s Board of Directors voted to dismiss ParenteBeard LLC, the former independent auditors for Clifton Savings Bancorp, effective as of June 26, 2013.

The audit reports of ParenteBeard LLC on the consolidated financial statements of Clifton Savings Bancorp for the years ended March 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended March 31, 2013 and 2012 and through the subsequent interim period preceding June 26, 2013, there were no disagreements between Clifton Savings Bancorp and ParenteBeard LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ParenteBeard LLC would have caused them to make reference thereto in their reports on Clifton Savings Bancorp’s financial statements for such years.

On June 26, 2013, the Audit/Compliance Committee of Clifton Savings Bancorp’s Board of Directors engaged BDO USA, LLP as Clifton Savings Bancorp’s independent registered public accounting firm. During the years ended March 31, 2013 and 2012 and the subsequent interim period preceding the engagement of BDO USA, LLP, Clifton Savings Bancorp did not consult with BDO USA, LLP regarding: (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on Clifton Savings Bancorp’s financial statements, and BDO USA, LLP did not provide any written report or oral advice that BDO USA, LLP concluded was an important factor considered by Clifton Savings Bancorp in reaching a decision as to any such accounting, auditing or financial reporting issue; or (3) any matter that was either the subject of a disagreement with ParenteBeard LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Clifton Bancorp’s management, including Clifton Bancorp’s principal executive officer and principal financial officer, has evaluated the effectiveness of Clifton Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Clifton Bancorp’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Clifton Bancorp files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Clifton Bancorp’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in the 2014 Annual Report to Stockholders.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in Clifton Bancorp’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, Clifton Bancorp’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of Clifton Bancorp is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Executive Officers

The information relating to the executive officers of Clifton Bancorp in Part I, Item 1, “Business — Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference. In addition, the information relating to our Chairman and Chief Executive Officer is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in Clifton Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Disclosure of Code of Ethics

Clifton Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.0 to this Annual Report on Form 10-K.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters—Committees of the Board of Directors—Audit/Compliance Committee” in Clifton Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information regarding executive and director compensation is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters—Director Compensation for the 2014 Fiscal Year,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” respectively, in Clifton Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Clifton Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of March 31, 2014 about common stock that may be issued under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. The plan was approved by Clifton Savings Bancorp’s stockholders on July 14, 2005. As a result of the mutual-to-stock conversion of Clifton Savings Bank, which was completed on April 1, 2014, all share information has been revised to reflect the 0.9791 exchange ratio.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column (a)) (c)
Equity compensation plans approved by stockholders	1,072,557	$10.25	6,624
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	1,072,557	$10.25	6,624

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” in Clifton Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders. The information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance — Director Independence” in Clifton Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 2 — Ratification of the Independent Registered Public Accounting Firm” in Clifton Bancorp’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	The following are filed as a part of this report by means of incorporation of Clifton Bancorp’s 2014 Annual Report to Stockholders:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Statements of Financial Condition as of March 31, 2014 and 2013

•	Consolidated Statements of Income for Each of the Years in the Three-Year Period Ended March 31, 2014

•	Consolidated Statements of Comprehensive Income for Each of the Years in the Three-Year Period Ended March 31, 2014

•	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Years in the Three-Year Period Ended March 31, 2014

•	Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended March 31, 2014

•	Notes to Consolidated Financial Statements

(2)	All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(3)	Exhibits

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)
3.2	Bylaws of Clifton Bancorp Inc. (2)
4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (3)
10.1	Employment Agreement between Clifton Savings Bancorp, Inc. and Paul M. Aguggia* (4)
10.2	Employment Agreement between Clifton Savings Bank and Paul M. Aguggia* (5)
10.3	Employment Agreement, as amended, between Clifton Savings Bank and Bart D’Ambra* (6)
10.4	Employment Agreement, as amended, between Clifton Savings Bank and Stephen A. Hoogerhyde* (7)
10.5	Employment Agreement, as amended, between Clifton Savings Bancorp, Inc. and Christine R. Piano* (8)
10.6	Employment Agreement, as amended, between Clifton Savings Bank and Christine R. Piano* (9)
10.7	Amended and Restated Clifton Savings Bank Directors’ Retirement Plan* (10)
10.8	Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan* (11)
10.9	Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan* (12)
10.10	Amendment to Clifton Savings Bank Change in Control Severance Plan* (13)
13.0	Annual Report to Stockholders
14.0	Code of Ethics and Business Conduct (14)
21.0	List of Subsidiaries
23.1	Consent of BDO USA, LLP
23.2	Consent of ParenteBeard, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from Clifton Bancorp’s Annual Report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition,

(ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(2)	Incorporated by reference to Exhibit 3.2 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(3)	Incorporated by reference to Exhibit 4.0 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(4)	Incorporated by reference to Exhibit 10.1 to Clifton Savings Bancorp, Inc.’s Current Report on Form 8-K (File No. 000-50358) filed on November 22, 2013.
(5)	Incorporated by reference to Exhibit 10.2 to Clifton Savings Bancorp, Inc.’s Current Report on Form 8-K (File No. 000-50358) filed on November 22, 2013.
(6)	Incorporated by reference to Exhibit 10.5 to Clifton Savings Bancorp, Inc.’s Current Report on Form 8-K (File No. 000-50358) filed on November 22, 2013.
(7)	Incorporated by reference to Exhibit 10.6 to Clifton Savings Bancorp, Inc.’s Current Report on Form 8-K (File No. 000-50358) filed on November 22, 2013.
(8)	Incorporated by reference to Exhibit 10.3 to Clifton Savings Bancorp, Inc.’s Current Report on Form 8-K (File No. 000-50358) filed on November 22, 2013.
(9)	Incorporated by reference to Exhibit 10.4 to Clifton Savings Bancorp, Inc.’s Current Report on Form 8-K (File No. 000-50358) filed on November 22, 2013.
(10)	Incorporated by reference to Exhibit 10.9 to Clifton Savings Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 000-50358) filed on February 5, 2009.
(11)	Incorporated by reference to Exhibit 10.12 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(12)	Incorporated by reference to Appendix A to Clifton Savings Bancorp, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 000-50358) filed on June 10, 2005.
(13)	Incorporated by reference to Exhibit 10.10 to Clifton Savings Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 000-50358) filed on February 5, 2009.
(14)	Incorporated by reference to Exhibit 14.0 to Clifton Savings Bancorp, Inc.’s Annual Report on Form 10-K (File No. 000-50358) filed on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON BANCORP INC.

Date: June 6, 2014	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul M. Aguggia Paul M. Aguggia	Chairman, President and Chief Executive Officer (principal executive officer)	June 6, 2014

/s/Christine R. Piano Christine R. Piano	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	June 6, 2014

/s/ Thomas A. Miller Thomas A. Miller	Director	June 6, 2014

/s/ John H. Peto John H. Peto	Director	June 6, 2014

/s/ Charles J. Pivirotto Charles J. Pivirotto	Director	June 6, 2014

/s/ Cynthia Sisco Cynthia Sisco	Director	June 6, 2014

/s/ Joseph C. Smith Joseph C. Smith	Director	June 6, 2014

/s/ Stephen Adzima Stephen Adzima	Director	June 6, 2014