Form 10-Q
period 2014-06-30
Clifton Bancorp Inc.
filed 2014-08-07
CIK 1592329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐		Accelerated Filer	☒

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2014: 26,631,425 shares outstanding.

CLIFTON BANCORP INC. AND SUBSIDIARIES INDEX

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Cash and due from banks	$33,129	$167,021
Interest-bearing deposits in other banks	51,913	25,560

Cash and Cash Equivalents	85,042	192,581
Securities available for sale, at fair value	15,696	3,599
Securities held to maturity, at cost (fair value of $462,424 at June 30, 2014 and $421,064 at March 31, 2014)	454,909	418,696
Loans receivable	614,075	587,578
Allowance for loan losses	(3,125)	(3,071)

Net Loans	610,950	584,507

Bank owned life insurance	42,332	42,037
Premises and equipment	7,280	7,397
Federal Home Loan Bank of New York stock	7,342	7,889
Interest receivable	3,304	3,281
Real estate owned	124	—
Other assets	4,751	6,003

Total Assets	$1,231,730	$1,265,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$10,755	$17,101
Interest bearing	725,802	746,811

Total Deposits	736,557	763,912
Advances from Federal Home Loan Bank of New York	127,500	142,500
Advance payments by borrowers for taxes and insurance	6,402	6,127
Stock subscription deposits	—	154,345
Other liabilities and accrued expenses	4,780	4,969

Total Liabilities	875,239	1,071,853

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; shares issued or outstanding at June 30, 2014 – none; 1,000,000 shares authorized; shares issued or outstanding at March 31, 2014 – none	—	—
Common stock ($.01 par value), 85,000,000 shares authorized, 26,596,271 shares issued and outstanding at June 30, 2014; 75,000,000 shares authorized, 30,530,470 shares issued and 26,528,999 shares outstanding at March 31, 2014	266	305
Paid-in capital	267,063	136,688
Deferred compensation obligation under Rabbi Trust	413	346
Retained earnings	102,706	104,110
Treasury stock, at cost; shares at June 30, 2014 – none; 4,001,471 shares at March 31, 2014	—	(43,250)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(13,395)	(3,480)
Accumulated other comprehensive loss	(270)	(315)
Stock held by Rabbi Trust	(292)	(267)

Total Stockholders’ Equity	356,491	194,137

Total Liabilities and Stockholders’ Equity	$1,231,730	$1,265,990

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended June 30,
	2014	2013
Interest Income:
Loans	$5,676	$4,812
Mortgage-backed securities	2,365	2,784
Debt securities	590	550
Other interest-earning assets	81	41

Total Interest Income	8,712	8,187

Interest Expense:
Deposits	1,717	2,042
Advances	594	472

Total Interest Expense	2,311	2,514

Net Interest Income	6,401	5,673
Provision for Loan Losses	138	180

Net Interest Income after Provision for Loan Losses	6,263	5,493

Non-Interest Income:
Fees and service charges	52	59
Bank owned life insurance	295	258
Gain on sale of securities	—	566
Other	1	—

Total Non-Interest Income	348	883

Non-Interest Expenses:
Salaries and employee benefits	2,425	2,049
Occupancy expense of premises	385	380
Equipment	303	307
Directors’ compensation	212	228
Advertising	74	104
Legal	59	37
Federal deposit insurance premium	158	118
Other	521	450

Total Non-Interest Expenses	4,137	3,673

Income before Income Taxes	2,474	2,703
Income Taxes	852	955

Net Income	$1,622	$1,748

Net Income per Common Share:
Basic	$0.06	$0.07

Diluted	$0.06	$0.07

Dividends per common share	$0.12	$0.06

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,244,252	25,279,155

Diluted	25,412,932	25,508,842

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2014	2013
Net income	$1,622	$1,748

Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale, net of income (taxes) benefit of $(25) and $86, respectively	37	(123)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $0 and $120, respectively (A)	—	(175)
Benefit plan amortization, net of income (taxes) of $(6) and $(10), respectively (B)	8	12

Total other comprehensive income (loss)	45	(286)

Total comprehensive income	$1,667	$1,462

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)	Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors’ compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred Compensation Obligation Under Rabbi Trust			Common Stock Acquired by ESOP	Accumulated Other Comprehensive (Loss)	Stock Held by Rabbi Trust
	Common Stock		Paid-In Capital		Retained Earnings	Treasury Stock
	Shares	Par Value								Total
Three Months Ended June 30, 2014
Balance – March 31, 2014	26,528,999	$305	$136,688	$346	$104,110	$(43,250)	$(3,480)	$(315)	$(267)	$194,137
Net income	—	—	—	—	1,622	—	—	—	—	1,622
Other comprehensive loss, net of income tax	—	—	—	—	—	—	—	45	—	45
ESOP shares committed to be released	—	—	56	—	—	—	321	—	—	377
Stock option expense	—		7							7
Forfeited restricted stock awards	(783)	—	—	—	—	—	—		—	—
Repurchase restricted stock awards	(887)	—	(11)	—	—	—	—	—	—	(11)
Restricted stock awards earned	—	—	11	—	—	—	—	—	—	11
Funding of Supplemental Executive Retirement Plan	—	—	—	67	—	—	—	—	(25)	42
Tax benefit from stock based compensation	—	—	13	—	—	—	—	—	—	13
Exercise of stock options	6,038	—	62	—	—	—	—	—	—	62
Cash dividends declared ($0.12 per share)	—	—	—	—	(3,026)	—	—	—	—	(3,026)
Second-step conversion and stock offering, net of offering expenses	62,904	(39)	130,237			43,250	(10,236)			163,212

Balance – June 30, 2014	26,596,271	$266	$267,063	$413	$102,706	$—	$(13,395)	$(270)	$(292)	$356,491

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,622	$1,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	153	165
Net amortization (accretion) of deferred fees and costs, premiums and discounts	68	36
Provision for loan losses	138	180
Realized gain on sale of securities available for sale	—	(295)
Realized gain on sale of securities held to maturity	—	(271)
Loss on write-down of real estate owned	—	11
(Increase) decrease in interest receivable	(23)	173
Deferred income tax (benefit)	(237)	(148)
Decrease in other assets	1,472	762
(Decrease) increase in accrued interest payable	(4)	5
(Decrease) increase in other liabilities	(185)	186
Increase in cash surrender value of bank owned life insurance	(295)	(258)
ESOP shares committed to be released	377	220
Restricted stock expense	11	15
Stock option expense	7	15
Increase in deferred compensation obligation under Rabbi Trust	42	6

Net cash provided by operating activities	3,146	2,550

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	266	6,074
Securities held for maturity	18,294	34,453
Proceeds from sale of securities available for sale	—	4,659
Proceeds from sale of securities held to maturity	—	5,544
Redemptions of Federal Home Loan Bank of New York stock	675	58
Purchases of:
Securities available for sale	(12,303)	—
Securities held for maturity	(54,572)	(23,154)
Loans receivable	(19,200)	(17,181)
Premises and equipment	(36)	(67)
Federal Home Loan Bank of New York stock	(128)	—
Net increase in loans receivable	(7,506)	(18,366)

Net cash (used in) investing activities	(74,510)	(7,980)

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Net (decrease) increase in deposits	$(27,355)	$26,013
Net decrease in short-term advances from Federal Home Loan Bank of New York	(15,000)	—
Net increase in payments by borrowers for taxes and insurance	275	397
Net proceeds from stock offering	8,867	—
Repurchase restricted stock award	(11)	—
Exercise of stock options	62	765
Dividends paid	(3,026)	(1,548)
Purchase of treasury stock	—	(15)
Income tax benefit from stock based compensation	13	74

Net cash (used in) provided by financing activities	(36,175)	25,686

Net (decrease) increase in cash and cash equivalents	(107,539)	20,256
Cash and cash equivalents – beginning	192,581	25,896

Cash and cash equivalents – ending	$85,042	$46,152

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,315	$2,509

Income taxes paid	$1,475	$1,102

Non cash activities:
Amounts due to/from brokers for security purchase/sale	$—	$737

Transfer from loans receivable to real estate owned	$124	$—

Issuance of common stock funded by stock subscriptions received prior to April 1, 2014	$154,345	$—

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Clifton Bancorp Inc. (the “Company”) is a Maryland corporation incorporated in November 2013 to be the successor to Clifton Savings Bancorp, Inc. (“Clifton Savings Bancorp”) upon completion of the second-step conversion of Clifton Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Clifton MHC was the former mutual holding company for Clifton Savings Bancorp prior to completion of the second-step conversion and owned 16,791,758 shares or approximately 64%, of the outstanding shares of common stock of Clifton Savings Bancorp prior to the second-step conversion. In conjunction with the second-step conversion, Clifton MHC merged into Clifton Savings Bancorp (and ceased to exist), and Clifton Savings Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed April 1, 2014, at which time the Company sold, for net proceeds of $163.2 million, a total of 17,059,448 shares of common stock at $10.00 per share, including 1,023,566 shares purchased by the Bank’s Employee Stock Ownership Plan. As part of the second-step conversion, each of the existing 9,737,241 outstanding shares of Clifton Savings Bancorp common stock owned by persons other than Clifton MHC was converted into 0.9791 of a share of Company common stock. As a result of the second-step conversion, all share information has been subsequently revised to reflect the 0.9791 exchange ratio.

The consolidated financial statements include the accounts of the Company, the Company’s wholly-owned subsidiary, Clifton Savings Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Botany Inc. (“Botany”). Because the Bank’s second-step conversion was completed on April 1, 2014, all financial and other information before that date that is included in this Quarterly Report on Form 10-Q is derived from the consolidated financial statements of Clifton Savings Bancorp. The Company’s business consists principally of investing in securities and the operations of the Bank. Botany’s business consists solely of holding investment and mortgage-backed securities, and Botany is treated under New Jersey tax law as a New Jersey investment company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Clifton Savings Bancorp’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 6, 2014.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER SHARE (EPS) (CONT’D)

reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Basic and diluted EPS have been determined based on the adjusted numbers of weighted average shares. The calculation of diluted EPS for the three months ended June 30, 2014 and 2013 includes 168,680 and 229,687 incremental shares, respectively, related to outstanding stock options. As a result of the second-step conversion, the 2013 period shares were adjusted to reflect the 0.9791 exchange ratio. Shares issued or retired during any period are weighted for the portion of the period they were outstanding. During the three months ended June 30, 2014 and 2013, no options were antidilutive.

3. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three Months Ended June 30,
	2014	2013
	(In Thousands)
Service cost	$45	$40
Interest cost	30	35
Amortization of unrecognized net loss	4	12
Amortization of past service cost	10	10

Net periodic benefit cost	$89	$97

4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$—	$1	$4,999

Mortgage-backed securities:
Federal National Mortgage Association	10,460	238	1	10,697

Total available for sale securities	$15,460	$238	$2	$15,696

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES (CONT’D)

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$3,425	$174	$—	$3,599

Total available for sale securities	$3,425	$174	$—	$3,599

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$84,880	$398	$100	$85,178
Corporate Bonds	49,998	1,555	—	51,553
Municipal Bonds	22,077	4	2	22,079

	156,955	1,957	102	158,810

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	76,046	3,023	659	78,410
Federal National Mortgage Association	201,715	4,834	2,933	203,616
Governmental National Mortgage Association	20,193	1,480	85	21,588

	297,954	9,337	3,677	303,614

Total held to maturity securities	$454,909	$11,294	$3,779	$462,424

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$69,938	$244	$152	$70,030
Corporate bonds	49,981	1,536	—	51,517

	119,919	1,780	152	121,547

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	79,158	2,599	1,407	80,350
Federal National Mortgage Association	198,798	3,560	5,203	197,155
Governmental National Mortgage Association	20,821	1,313	122	22,012

	298,777	7,472	6,732	299,517

Total held to maturity securities	$418,696	$9,252	$6,884	$421,064

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	June 30, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Due after one but within five years	$5,000	$4,999

Mortgage-backed securities:
Due after five through ten years	2,514	2,513
Due after ten years	7,946	8,184

	10,460	10,697
Total available for sale securities	$15,460	$15,696

Held to maturity:
Debt securities:
Due less than one year	$27,063	$27,080
Due after one through five years	109,889	111,155
Due after five through ten years	20,003	20,575

	156,955	158,810

Mortgage-backed securities:
Due after one through five years	2,979	3,170
Due after five through ten years	84,199	82,398
Due after ten years	210,776	218,046

	297,954	303,614

Total held to maturity securities	$454,909	$462,424

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. The Company’s mortgage-backed securities are generally secured by residential mortgage loans with contractual maturities of 15 years or greater, and multi-family loans with maturities of five to ten years. However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the loans within those securities. Investors in pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at June 30 and March 31, 2014 were as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2014:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$4,999	$1	$—	$—	$4,999	$1

Mortgage-backed securities:
Federal National Mortgage Association	2,513	1	—	—	2,513	1

Total available for sale securities	$7,512	$2	$—	$—	$7,512	$2

Held to maturity:
Debt securities:
Municipal Bonds	$5,014	$2	$—	$—	$5,014	$2
Government-sponsored enterprises	39,895	49	4,948	51	44,843	100

	44,909	51	4,948	51	49,857	102

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	24,089	659	24,089	659
Federal National Mortgage Association	3,382	21	104,729	2,912	108,111	2,933
Government National Mortgage Association	—	—	1,488	85	1,488	85

	3,382	21	130,306	3,656	133,688	3,677

Total held to maturity securities	$48,291	$72	$135,254	$3,707	$183,545	$3,779

	Less Than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$39,787	$152	$—	$—	$39,787	$152

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	33,882	1,405	169	2	34,051	1,407
Federal National Mortgage Association	105,693	4,546	10,473	657	116,166	5,203
Government National Mortgage Association	—	—	1,461	122	1,461	122

	139,575	5,951	12,103	781	151,678	6,732

Total held to maturity securities	$179,362	$6,103	$12,103	$781	$191,465	$6,884

Management does not believe that any of the unrealized losses at June 30, 2014 (ten bonds of Government-sponsored enterprises and one municipal bond included in debt securities, and thirty-three FNMA mortgage-backed securities, nine FHLMC mortgage-backed securities, and one GNMA mortgage-backed security) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES (CONT’D)

There were no sales of securities during the three months ended June 30, 2014. During the three months ended June 30, 2013, the proceeds from sales of securities available for sale totaled $4.7 million and the proceeds from sales of securities held to maturity totaled $5.6 million, resulting in gross realized gains of $295,000 and $272,000, respectively, and gross realized losses of $-0- and $1,000, respectively. The remaining principal balance for each of the securities held to maturity sold was less than 15% of the original principal purchased.

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	June 30,	March 31,
	2014	2014
	(In Thousands)
Real estate:
One- to four-family	$540,311	$526,670
Multi-family	29,276	21,565
Commercial	30,594	25,156
Construction	443	553

	600,624	573,944
Consumer:
Second mortgage	8,426	8,661
Passbook or certificate	627	758
Equity lines of credit	2,040	2,255
Other loans	60	60

	11,153	11,734

Total Loans	611,777	585,678

Loans in process	(125)	(207)
Net purchase premiums, discounts, and deferred loan costs	2,423	2,107

	2,298	1,900

Total Loans, Net	$614,075	$587,578

The allowance for loan losses consists of general and unallocated components. For loans that are classified as impaired, a valuation allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component of the allowance covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one- to four-family real estate, construction real estate, second mortgage loans, home equity lines of credit and passbook loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors to reflect current conditions. The qualitative risk factors which include:

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Experience, ability, and depth of lending management and staff.

5.	The quality of the Bank’s loan review system.

6.	Volume and severity of past due, classified and nonaccrual loans.

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses in the portfolio.

The evaluation of the adequacy of the allowance is based on an analysis which categorizes the entire loan portfolio by certain risk characteristics. The loan portfolio segments are further disaggregated into the following loan classes, where the risk level for each type is analyzed when determining the allowance for loan losses.

Real Estate:

1. One- to Four-Family Loans – consists of loans secured by first liens on either owner occupied or investment properties. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank has always had conservative underwriting standards and does not have sub-prime loans in its loan portfolio.

2. Multi-Family Loans – consists of loans secured by multi-family real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank believes it has always had conservative underwriting standards.

3. Commercial Loans – consists of loans secured by commercial real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank believes it has always had conservative underwriting standards. These loans are affected by economic conditions to a greater degree than one- to four-family and multi-family loans.

4. Construction Loans – consists primarily of the financing of construction of one- to four-family properties or construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to uncertainty of construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Consumer:

1. Second Mortgage and Equity Lines of Credit – consists of one- to four-family loans secured by first, second or third liens (when the Bank has the two other lien positions) or, in one instance, a commercial property. These loans are affected by the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The credit risk is considered slightly higher than one- to four-family first lien loans as these loans are also dependent on the value of underlying properties, but in many instances, have the added risk of a subordinate collateral position.

2. Passbook or Certificate and Other Loans – consists of loans secured by passbook accounts and certificates of deposits and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans, included in other loans, are two loans in a New Jersey loan fund and they also are considered a low credit risk.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Non-classified assets are rated as a pass or pass-watch. Pass-watch loans require current oversight or tracking by management generally due to incomplete documentation or monitoring due to previous delinquent status.

In addition, the Office of the Comptroller of the Currency (the “OCC”), as an integral part of its examination process, periodically reviews the Bank’s loan portfolio and the related allowance for loan losses. The OCC may require the allowance for loan losses to be increased based on its review of information available at the time of the examination.

The change in the allowance for loan losses for the three months ended June 30, 2014 and 2013 is as follows:

	One-to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2014:
Total allowance for loan losses	$2,460	$186	$224	$2	$45	$1	$153	$3,071
Charge-offs	(84)	—	—	—	—	—	—	(84)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	144	61	42	—	(2)	—	(107)	138

At June 30, 2014:
Total allowance for loan losses	$2,520	$247	$266	$2	$43	$1	$46	$3,125

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
				(In Thousands)
At March 31, 2013:
Total allowance for loan losses	$2,127	$187	$99	$5	$38	$1	$43	$2,500
Charge-offs	(45)	—	—	—	—	—	—	(45)
Recoveries	5	—	—	—	—	—	—	5
Provision charged to operations	76	42	29	(1)	12	—	22	180

At June 30, 2013:
Total allowance for loan losses	$2,163	$229	$128	$4	$50	$1	$65	$2,640

The following table presents the allocation of the allowance for loan losses and related loans by loan class at June 30 and March 31, 2014.

June 30, 2014	One-to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,520	247	266	2	43	1	46	3,125

Total	$2,520	$247	$266	$2	$43	$1	$46	$3,125

Loans:
Individually evaluated for impairment	$766	$207	$246	$—	$—	$—	$—	$1,219
Collectively evaluated for impairment	539,545	29,069	30,348	443	10,466	687	—	610,558

Total	$540,311	$29,276	$30,594	$443	$10,466	$687	$—	$611,777

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

March 31, 2014	One-to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,460	186	224	2	45	1	153	3,071

Total	$2,460	$186	$224	$2	$45	$1	$153	$3,071

Loans:
Individually evaluated for impairment	$387	$208	$247	$—	$—	$—	$—	$842
Collectively evaluated for impairment	526,283	21,357	24,909	553	10,916	818	—	584,836

Total	$526,670	$21,565	$25,156	$553	$10,916	$818	$—	$585,678

The aggregate amount of classified loan balances are as follows at June 30 and March 31, 2014:

June 30, 2014	One-to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$533,728	$29,276	$30,348	$443	$10,402	$687	604,884
Classified:
Special mention	1,312	—	—	—	27	—	1,339
Substandard	5,271	—	246	—	37	—	5,554
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$540,311	$29,276	$30,594	$443	$10,466	$687	$611,777

March 31, 2014	One-to Four -Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$520,172	$21,565	$24,909	$553	$10,848	$818	578,865
Classified:
Special mention	1,322	—	—	—	31	—	1,353
Substandard	5,176	—	247	—	37	—	5,460
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$526,670	$21,565	$25,156	$553	$10,916	$818	$585,678

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information with respect to the Bank’s nonaccrual loans at June 30 and March 31, 2014. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and, or interest become doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	June 30,	March 31,
	2014	2014
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$5,188	$4,848
Commercial	246	247
Consumer and other loans:
Second mortgage	37	37

Total nonaccrual loans	$5,471	$5,132

The following table provides information about delinquencies in the Bank’s loan portfolio at June 30 and March 31, 2014.

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One- to four-family	$1,590	$386	$2,219	$4,195	$536,116	$540,311
Multi-family	—	—	—	—	29,276	29,276
Commercial	—	—	246	246	30,348	30,594
Construction	—	—	—	—	443	443
Consumer and other loans:
Second mortgage and equity lines of credit	22	—	37	59	10,407	10,466
Passbook or certificate and other loans	—	—	—	—	687	687

Total	$1,612	$386	$2,502	$4,500	$607,277	$611,777

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One-to four-family	$2,278	$914	$2,150	$5,342	$521,328	$526,670
Multi-family	—	—	—	—	21,565	21,565
Commercial	—	—	247	247	24,909	25,156
Construction	—	—	—	—	553	553
Consumer and other loans:
Second mortgage and equity lines of credit	24	—	37	61	10,855	10,916
Passbook or certificate and other loans	—	—	—	—	818	818

Total	$2,302	$914	$2,434	$5,650	$580,028	$585,678

There were no loans that are past due greater than 90 days that were accruing as of June 30 and March 31, 2014.

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company considers one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, does not generally evaluate them individually for impairment, unless they are considered troubled debt restructurings. All other loans are evaluated for impairment on an individual basis.

Impaired loans, none of which had a related allowance at or during the three months ending June 30, 2014 and 2013, and at or for the year ended March 31, 2014, were as follows:

At or For The Three Months Ended June 30, 2014	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$766	$943	$621	$2
Multi-family	207	234	207	3
Commercial	246	246	246	3

Total impaired loans	$1,219	$1,423	$1,074	$8

At or For The Three Months Ended June 30, 2013	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$317	$492	$475	$4
Commercial	250	250	251	4

Total impaired loans	$567	$742	$726	$8

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

At or For The Year Ended March 31, 2014	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$387	$558	$376	$17
Multi-family	208	235	80	7
Commercial	247	247	249	12

Total impaired loans	$842	$1,040	$705	$36

The recorded investment in loans modified in a troubled debt restructuring totaled $724,000 and $523,000, respectively, at June 30 and March 31, 2014, of which $8,000 was 90 days or more past due at both dates. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at June 30 and March 31, 2014. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

The following table presents troubled debt restructurings by class during the periods indicated.

	Pre-restructuring Post-restructuring
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Charge-off Recorded Upon Restructuring
	(Dollar In Thousands)
Three Months Ended June 30, 2014
One- to Four-Family Real Estate	1	$214	$207	$7

There were no new troubled debt restructurings which defaulted within twelve months of restructuring during the three months ended June 30, 2014. There were no new troubled debt restructurings or defaults on troubled debt restructurings that occurred within twelve months of restructuring during the three months ended June 30, 2013.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE

The guidance on fair value measurement establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, the guidance requires the Company to disclose the fair value for certain assets and liabilities on both a recurring and non-recurring basis.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30 and March 31, 2014 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
June 30, 2014:
Securities available for sale:
Debt securities:
Government-sponsored enterprises	$4,999	$—	$4,999	$—
Mortgage-backed securities:
Federal National Mortgage Association	10,697	—	10,697	—

Total securities available for sale	$15,696	$—	$15,696	$—

March 31, 2014:
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$3,599	$—	$3,599	$—

Total securities available for sale	$3,599	$—	$3,599	$—

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE (CONT’D)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, and March 31, 2014 are as follow:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
June 30, 2014
Impaired loan	$177	$—	$—	$177
March 31, 2014
Impaired loan	$72	$—	$—	$72

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, or March 31, 2014.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value Estimate	Valuation Techniques	Unobservable Input		Range (Weighted Average)
	(Dollars in Thousand)
June 30, 2014
Impaired loan	$177	Market valuation of underlying collateral (1)	Selling costs	(2)	15% (15%)
March 31, 2014
Impaired loan	$72	Market valuation of underlying collateral (1)	Selling costs	(2)	9% (9%)

(1)	Fair value is based on short sale price.
(2)	Includes estimated costs to sell.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30 and March 31, 2014.

Cash and Cash Equivalents, Interest Receivable, Stock Subscription Deposits and Interest Payable (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents, interest receivable, stock subscription deposits and interest payable approximate their fair values.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE (CONT’D)

Securities

The fair value of all securities, whether classified as available for sale (carried at fair value) or held to maturity (carried at amortized cost), is determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities are measured on a recurring basis. The fair values of these securities are obtained from prices received from an independent broker. The Company’s broker provides it with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available. As the Company is responsible for the determination of fair value, it performs monthly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. The Company’s internal price verification procedures and review of fair value methodology documentation provided by third- party pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

Loans Receivable (Carried at Cost)

Fair value is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Impaired Loans (Carried based on Collateral Fair Value or Discounted Cash Flows)

Impaired loans are those accounted for under ASC Topic 310 “Accounting by Creditors for Impairment of a Loan” in which the Company has measured impairment generally based on either the fair value of the loan’s collateral or discounted cash flows. These assets are included as Level 3 assets.

Real Estate Owned

Real estate owned, acquired through foreclosure or deed-in-lieu of foreclosure, is initially recorded at fair value less estimated costs sell and subsequently carried at the lower of such initially recorded amount or current fair value less estimated selling costs. Fair value is estimated through current appraisals by licensed appraiser and as such, foreclosed real estate properties are classified as Level 3.

Federal Home Loan Bank of New York Stock (Carried at Cost)

Fair value approximates cost basis as these instruments are redeemable only with the issuing agency at face value.

Deposits (Carried at Cost)

The fair value of non-interest-bearing demand, Crystal Checking, NOW, Super NOW, Money Market and Savings and Club accounts is the amount payable on demand at the reporting date. For fixed-maturity certificates of deposit, fair value is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Advances from Federal Home Loan Bank of New York (Carried at Cost)

The fair value is estimated by discounting future cash flows using rates currently offered for liabilities of similar remaining maturities, or when available, quoted market prices.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE (CONT’D)

Commitments to Extend Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

As of June 30, and March 31, 2014, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

June 30, 2014	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
			(In Thousands)
Financial assets:
Cash and cash equivalents	$85,042	$85,042	$85,042	$—	$—
Securities available for sale	15,696	15,696	—	15,696	—
Securities held to maturity	454,909	462,424	—	462,424	—
Net loans receivable	610,950	611,886	—	—	611,886
Federal Home Loan Bank of New York stock	7,342	7,342	—	7,342	—
Interest receivable	3,304	3,304	—	3,304	—
Financial liabilities:
Deposits	736,557	741,593	—	741,593	—
FHLB advances	127,500	131,679	—	131,679	—
Interest payable	263	263	—	263	—

March 31, 2014	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
			(In Thousands)
Financial assets:
Cash and cash equivalents	$192,581	$192,581	$192,581	$—	$—
Securities available for sale	3,599	3,599	—	3,599	—
Securities held to maturity	418,696	421,064	—	421,064	—
Net loans receivable	584,507	584,131	—	—	584,131
Federal Home Loan Bank of New York stock	7,889	7,889	—	7,889	—
Interest receivable	3,281	3,281	—	3,281	—
Financial liabilities:
Deposits	763,912	768,233	—	768,233	—
FHLB advances	142,500	146,655	—	146,655	—
Stock subscription deposits	154,345	154,345	154,345	—	—
Interest payable	267	267	—	267	—

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. RECENT ACCOUNTING PRONOUNCEMENTS

On January 17, 2014, The FASB issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40); Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The amendments in the ASU clarify when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this standard effective April 1, 2015 is not expected to have a material impact on the Company’s consolidated financial statements.

On May 28, 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-091 by the FASB and as IFRS 152 by the IASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The goals of the revenue recognition project are to clarify and converge the revenue recognition principles under U.S. GAAP and IFRSs and to develop guidance that would streamline and enhance revenue recognition requirements while also providing “a more robust framework for addressing revenue issues.” The boards believe that the standard will improve the consistency of requirements, comparability of revenue recognition practices, and usefulness of disclosures. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this standard effective April 1, 2017 is not expected to have a material impact on the Company’s consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II – “Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 under Part I – “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Overview of Financial Condition and Results of Operations

The Company’s results of operations depend primarily on its net interest income, which is a direct result of the interest rate environment. Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. It is a function of the average balances of loans and securities versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and securities and the cost of those deposits and borrowed funds.

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans which comprised 38.2% and 49.6%, respectively, of total assets at June 30, 2014, as compared to 33.4% and 46.2%, respectively, of total assets at March 31, 2014. Cash and cash equivalents decreased to 6.9% of total assets at June 30, 2014, as compared to 15.2% at March 31, 2014. The Company’s mortgage-backed securities portfolio at June 30, 2014 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 55.5% U.S. government-sponsored or guaranteed enterprises, 30.9% corporate bonds and 13.6% municipal bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”). Deposits decreased $27.4 million, or 3.6%, between March 31, 2014 and June 30, 2014. The decrease in deposits was mainly due to the withdrawal of monies previously received from a promotional rate passbook account. In addition, $5.9 million in deposits outstanding at March 31, 2014 were used to purchase stock in the subscription offering. Borrowed funds decreased $15.0 million, or 10.5%, to $127.5 million as one borrowing was repaid in accordance with its original terms during the period.

Net interest income increased $728,000, or 12.8%, during the three months ended June 30, 2014, when compared with the same 2013 period. This increase in net interest income was due to a $525,000 increase in interest income coupled with a $203,000 decrease in total interest expense. Average interest-earning assets increased $138.0 million, or 14.4%, compared with the same 2013 period, while average interest-bearing liabilities increased $47.0 million, or 5.7%, when compared with the same 2013 period. The $91.1 million increase in average net interest-earning assets was mainly attributable to increases in average balance of $124.9 million in loans, $15.5 million in investment securities, and $30.5 million in other interest-earning assets and decreases in interest bearing deposits of $31.8 million, partially offset by a decrease of $32.9 million in mortgage-backed securities, and an increase in borrowings of $78.8 million.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

The net interest rate spread decreased 8 basis points during the three months ended June 30, 2014, to 2.11% from 2.19%. This was due to a decrease of 24 basis points in the yield on interest-earning assets partially offset by a decrease of 16 basis points in the cost of interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended June 30, 2014, non-interest income decreased $535,000, or 60.6%, as compared to the comparable period in 2013 mainly as the result of the inclusion of $566,000 in gains on sales of securities in the 2013 period. Provision for loan losses decreased $42,000, or 23.3%, for the three months ended June 30, 2014, and non-interest expenses increased $464,000, or 12.6%, between periods.

Changes in Financial Condition

The Company’s assets at June 30, 2014 totaled $1.23 billion, which represents a decrease of $34.3 million, or 2.7%, as compared with $1.27 billion at March 31, 2014. The decrease in total assets was primarily due to the Company’s decision to use excess liquidity to pay down a borrowing during the quarter ended June 30, 2014, as well as manage deposits by allowing certain promotional rates to expire. In addition, the stock subscription deposits received in connection with the Company’s second-step conversion were reflected in the Company’s total assets at March 31, 2014.

Cash and cash equivalents decreased $107.6 million, or 55.8%, to $85.0 million at June 30, 2014 as compared to $192.6 million at March 31, 2014, mainly because of the inclusion of stock subscription deposits of $154.3 million at March 31, 2014.

Securities available for sale at June 30, 2014 increased $12.1 million, or 336.1%, to $15.7 million from $3.6 million at March 31, 2014. The increase during the three months ended June 30, 2014 resulted primarily from purchases of $12.3 million, repayments of $266,000, and an increase of $62,000 in the unrealized gain on the portfolio.

Securities held to maturity at June 30, 2014 increased $36.2 million, or 8.7%, to $454.9 million from $418.7 million at March 31, 2014. The increase during the three months ended June 30, 2014 resulted primarily from purchases of securities totaling $54.6 million, partially offset by maturities, calls and repayments totaling $18.3 million.

Net loans at June 30, 2014 increased $26.4 million, or 4.5%, to $611.0 million when compared with $584.5 million at March 31, 2014. The increase during the three months ended June 30, 2014 resulted primarily from origination volume and purchases of loans exceeding repayment levels. The largest increases in the loan portfolio were in one- to four-family real estate loans, which increased $13.6 million, or 2.6%, and multi-family and commercial real estate loans, which increased $13.1 million, or 28.1%.

Total liabilities decreased $196.6 million, or 18.3%, to $875.2 million at June 30, 2014 from $1.07 billion at March 31, 2014. At March 31, 2014, liabilities included $154.3 million in stock subscription deposits associated with the second-step conversion. Deposits at June 30, 2014 decreased $27.4 million, or 3.6%, to $736.6 million when compared with $763.9 million at March 31, 2014 mainly due to the withdrawal of monies previously received from a promotional rate passbook account. In addition, $5.9 million in deposits outstanding on March 31, 2014 were used to purchase stock in the subscription offering. From March 31, 2014 to June 30, 2014, borrowed funds decreased $15.0 million, or 10.5%, as one borrowing was repaid in accordance with its original terms. At June 30, 2014, the remaining borrowings of $127.5 million had a weighted average interest rate of 1.83%.

Total stockholders’ equity increased $162.4 million, or 83.6%, to $356.5 million at June 30, 2014 from $194.1 million at March 31, 2014. The increase resulted primarily from net proceeds from the second-step conversion of $163.2 million, and net income of $1.6 million, partially offset by cash dividends paid of $3.0 million.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using the average of month-end balances, and nonaccrual loans are included in average balances; however, accrued interest income has been excluded from these loans. Loan fees (costs) are included in interest income on loans and are insignificant. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax equivalent basis are insignificant.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013 (Cont’d.)

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$597,112	$5,676	3.80%	$472,175	$4,812	4.08%
Mortgage-backed securities	306,831	2,365	3.08%	339,772	2,784	3.28%
Investment securities	141,681	590	1.67%	126,176	550	1.74%
Other interest-earning assets	50,128	81	0.65%	19,587	41	0.84%

Total interest-earning assets	1,095,752	8,712	3.18%	957,710	8,187	3.42%

Non-interest-earning assets	149,253			72,586

Total assets	$1,245,005			$1,030,296

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$56,799	18	0.13%	$57,775	23	0.16%
Savings and Club accounts	143,501	63	0.18%	138,715	91	0.26%
Certificates of deposit	533,040	1,636	1.23%	568,612	1,928	1.36%

Total interest-bearing deposits	733,340	1,717	0.94%	765,102	2,042	1.07%
FHLB Advances	131,250	594	1.81%	52,500	472	3.60%

Total interest-bearing liabilities	864,590	2,311	1.07%	817,602	2,514	1.23%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	12,452			13,445
Other non-interest-bearing liabilities	13,281			11,345

Total non-interest-bearing liabilities	25,733			24,790

Total liabilities	890,323			842,392
Stockholders’ equity	354,682			187,904

Total liabilities and stockholders’ equity	$1,245,005			$1,030,296

Net interest income		$6,401			$5,673

Interest rate spread			2.11%			2.19%
Net interest margin			2.34%			2.37%
Average interest-earning assets to average interest-bearing liabilities	1.27x			1.17x

Net income decreased $126,000, or 7.2%, to $1.62 million for the three months ended June 30, 2014 compared with $1.75 million for the same 2013 period. The decrease in net income during the 2014 period resulted primarily from a decrease of $535,000, or 60.6%, in non-interest income and an increase of $464,000, or 12.6%, in non-interest expense, partially offset by an increase of $728,000, or 12.8%, in net interest income, a decrease of $42,000, or 23.3%, in provision for loan losses, and a decrease of $103,000, or 10.8%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013 (Cont’d.)

Interest income on loans increased by $864,000, or 18.0%, to $5.7 million during the three months ended June 30, 2014, when compared with $4.8 million for the same 2013 period. The increase during the 2014 period mainly resulted from an increase of $124.9 million, or 26.5%, in the average balance when compared to the same period in 2013, partially offset by a decrease of 28 basis points in the yield earned on the loan portfolio, to 3.80% from 4.08%. Interest income on mortgage-backed securities decreased $419,000, or 15.1%, to $2.4 million during the three months ended June 30, 2014, when compared with $2.8 million for the same 2013 period. The decrease during the 2014 period resulted from a decrease of 20 basis points in the yield earned on mortgage-backed securities to 3.08% from 3.28%, coupled with a decrease of $32.9 million, or 9.7%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $40,000, or 7.3%, to $590,000 during the three months ended June 30, 2014, when compared to $550,000 during the same 2013 period, due to an increase in the average balance of $15.5 million, or 12.3%, partially offset by a 7 basis point decrease in yield to 1.67% from 1.74%. Interest earned on other interest-earning assets increased by $40,000, or 97.6%, to $81,000 during the three months ended June 30, 2014, when compared to $41,000 during the same 2013 period. The increase was primarily due to an increase of $30.5 million, or 155.9%, in average balance, partially offset by a 19 basis point decrease in the yield to 0.65% from 0.84%. The average balance of other interest-earning assets increased as some funds received from the subscription offering were invested in loans and securities. The decrease in the yields on most interest-earning assets was the result of continued overall lower market interest rates.

Interest expense on deposits decreased $325,000, or 15.9%, to $1.7 million during the three months ended June 30, 2014, when compared to $2.0 million during the same 2013 period. The decrease was primarily attributable to a decrease of 13 basis points in the cost of interest-bearing deposits to 0.94% from 1.07%, coupled with a decrease of $31.8 million, or 4.2%, in the average balance of interest-bearing deposits. Interest expense on borrowed money increased approximately $122,000, or 25.9%, to $594,000 during the three months ended June 30, 2014 when compared with $472,000 during the same 2013 period. The increase was primarily attributable to an increase of $78.8 million, or 150.0%, in the average balance of borrowings, mostly originated in late 2013, which were used primarily to fund loan growth, partially offset by a decrease of 179 basis points in the cost of borrowings to 1.81% from 3.60%. The $47.0 million increase in average interest-bearing liabilities was due to an increase of $78.8 million in the average balance of borrowings, partially offset by a decrease of $31.8 million in interest-bearing deposits. Net interest income increased $728,000, or 12.8%, during the three months ended June 30, 2014, to $6.4 million when compared to $5.7 million for the same 2013 period. The net interest rate spread decreased 8 basis points due to a 24 basis point decrease in in the yield earned on interest-earning assets, partially offset by a decrease of 16 basis points in the cost of interest-bearing liabilities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013 (Cont’d.)

The provision for loan losses decreased $42,000, or 23.3%, to $138,000 for the three months ended June 30, 2014 as compared to $180,000 for the same period in 2013. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank intends to continue to evaluate the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2014 and 2013, the Bank’s non-accrual loans totaled $5.5 million and $5.8 million, respectively, representing 0.89% and 1.17%, respectively, of total gross loans, and 0.44% and 0.55%, respectively, of total assets. At March 31, 2014, nonaccrual loans totaled $5.1 million, or 0.88% and 0.41% of total gross loans and total assets, respectively. During the three months ended June 30, 2014, the Bank recorded $84,000 in net charge-offs on two one- to four-family residential real estate loans. During the three months ended June 30, 2013, the Bank recorded a net charge-off of $40,000 related to a one- to four-family residential real estate loan. At June 30, 2014, non-accrual loans consisted of twenty-five loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, and one second mortgage loans secured by one- to four-family residential real estate, while at June 30, 2013, non-accrual loans consisted of twenty-nine loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, five second mortgage loans secured by one- to four-family residential real estate, and one second mortgage loan secured by commercial real estate. Included in non-accrual loans at June 30, 2014, are thirteen loans totaling $3.0 million that were current or less than ninety days delinquent. At June 30, 2013, there were sixteen loans totaling $2.7 million that were current or less than ninety days delinquent included in non-accrual loans. At March 31, 2014, there were eleven loans totaling $2.7 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.2 million, $842,000 and $567,000 at June 30, 2014, March 31, 2014 and June 30, 2013, respectively. The allowance for loan losses amounted to $3.13 million, $3.07 million, and $2.64 million, respectively, at June 30, 2014, March 31, 2014, and June 30, 2013, representing 0.51%, 0.52%, and 0.53% of total gross loans at June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

Non-interest income decreased $535,000, or 60.6%, to $348,000 for the three months ended June 30, 2014 compared to $883,000 for the three months ended June 30, 2013. The decrease was primarily the result of $566,000 in gains on sales of securities being included in the 2013 period. There were no such gains in the current period.

Non-interest expenses increased $464,000, or 12.6%, to $4.14 million for the three months ended June 30, 2014, as compared to $3.67 million for the three months ended June 30, 2013. The increase was primarily the result of increases of $376,000, or 18.4%, in salaries and employee benefits, and $71,000, or 15.8%, in other miscellaneous expenses. The increase in salaries and employee benefits in the 2014 period was mainly due to an increase in costs associated with the transition and expansion of our management team, primarily our new Chief Executive Officer hired in January 2014, and a new Executive Vice President hired in April 2014, along with normal annual salary and benefit expense increases including a $157,000 increase in ESOP expense. Miscellaneous expenses include typical annual increases in operational expenses, as well as expenses associated with new investments in the Bank’s core business.

Income taxes totaled $852,000 and $955,000 during the three months ended June 30, 2014 and 2013, respectively. The decrease of $103,000, or 10.8%, during the 2014 period resulted from a decrease in pre-tax income coupled with a decrease in the effective income tax rate. The overall effective income tax rate was 34.4% in the 2014 period compared with 35.3% for the 2013 period.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $100.7 million, or 8.2%, of total assets at June 30, 2014, as compared to $196.2 million, or 15.5%, of total assets at March 31, 2014.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its shareholders. The Company also may repurchase shares of its common stock, although it is restricted from doing so during the one year following of the completion of the Bank’s second-step conversion. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior regulatory approval but with prior regulatory notice, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. On a stand-alone basis, at June 30, 2014, the Company had liquid assets of $68.4 million.

Cash was generated by operating activities and used by investing and financing activities during the three months ended June 30, 2014. The primary sources of cash were net income, proceeds from principal repayments, maturities and calls of securities, and net proceeds from the stock offering. The primary uses of funds were purchases of securities and loans, net loan originations, decrease in deposits, and the repayment of a short-term advance. Dividends declared and paid totaled $3.0 million during the three months ended June 30, 2014.

The Company’s primary investing activities are the origination and purchase of loans, and the purchases of securities. Net loans amounted to $611.0 million and $584.5 million at June 30, 2014 and March 31, 2014, respectively. Securities, including available for sale and held to maturity issues, totaled $470.6 million and $422.3 million at June 30, 2014 and March 31, 2014, respectively. In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities, and the sale of securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At June 30, 2014, advances from the FHLB amounted to $127.5 million at a weighted average rate of 1.83%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established, unsecured, overnight, lines of credit at a daily adjustable interest rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2014, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $3.9 million which included $1.1 million for fixed-rate loans with interest rates ranging from 3.25% to 4.625%, and $2.8 million for adjustable rate loans with initial rates ranging from 3.00% to 4.00%.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

In addition, at June 30, 2014, the Bank had outstanding commitments to originate adjustable rate multi-family real estate loans totaling approximately $7.0 million with initial rates ranging from 3.50% to 4.50%. At June 30, 2014, the Bank had outstanding commitments to originate adjustable rate commercial real estate loans totaling approximately $4.4 million with initial rates ranging from 4.375% to 4.50%.

At June 30, 2014 the Bank also had outstanding commitments to purchase one- to four-family mortgage loans totaling approximately $5.1 million which included $3.3 million in adjustable rate loans with initial interest rates ranging from 3.125% to 3.50%, and $1.8 million in fixed rate loans with interest rates ranging from 3.25% to 4.375%.

At June 30, 2014, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.2 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At June 30, 2014, the Bank also had outstanding commitments to originate a fixed rate home equity loan of $28,000 with an interest rate 3.75%, and home equity lines of credit totaling $325,000 with initial interest rates of 3.25%.

Certificates of deposit due within one year at June 30, 2014, totaled $282.9 million, or 53.6% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances due within one year at June 30, 2014 totaled $20.0 million.

Under applicable federal regulations, three separate measurements of capital adequacy (the “Capital Rule”) are required. The Capital Rule requires each savings institution to maintain tangible capital equal of at least 1.5% and core capital equal of at least 4.0% of its adjusted total assets. The Capital Rule further requires each savings institution to maintain total capital equal of at least 8.0% of its risk-weighted assets.

The following table sets forth the Bank’s capital position at June 30 and March 31, 2014, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
June 30, 2014:
Total risk-based capital (to risk-weighted assets)	$248,298	48.44%	$41,011	8.00%	$51,263	10.00%
Tier 1 capital (to risk-weighted assets)	245,173	47.83	20,505	4.00	30,758	6.00
Core (tier 1) capital (to adjusted total assets)	245,173	20.88	46,958	4.00	58,698	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	245,173	20.88	17,609	1.50	—	—
March 31, 2014:
Total risk-based capital (to risk-weighted assets)	$172,716	35.67%	$38,740	8.00%	$48,426	10.00%
Tier 1 capital (to risk-weighted assets)	169,645	35.03	19,370	4.00	29,055	6.00
Core (tier 1) capital (to adjusted total assets)	169,645	13.41	50,586	4.00	63,233	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	169,645	13.41	18,970	1.50	—	—

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Based on the Company’s capital levels and statement of condition composition at June 30, 2014, we believe implementation of the new rule will have no material impact on our capital needs.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of the Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of mortgage loans, and investment and mortgage-backed securities which have longer maturities than the Bank’s liabilities, which consists primarily of deposits. As a result, a principal part of the Bank’s business strategy is to manage interest rate risk and reduce the exposure of net interest income to change in market interest rates. Accordingly, our Board of Directors, through its Enterprise Risk Management Committee, has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and one outside director, operate under a policy adopted by the Board of Directors, and meets as needed to review the Bank’s asset/liability policies and interest rate risk position.

The Bank retains an independent, nationally recognized consulting firm that specializes in asset and liability management to complete the quarterly interest rate risk reports. This firm uses a combination of analyses to monitor the Bank’s exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of instantaneously shocked interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.

The net interest income analysis uses data derived from an asset and liability analysis and applies several additional elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. In addition the model uses consistent parallel yield curve ramps (in both directions) to determine possible changes in net interest income if the theoretical yield curve ramps occurred gradually. Net interest income analysis also adjusts the asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.

The asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability repricing but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response to market changes.

Quantitative Analysis

The table below sets forth, as of March 31, 2014, the most recent date the Bank’s interest rate risk was measured, the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. Given the current economic environment, the Bank expects that these changes as of June 30, 2014 will not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We estimate changes in NPV or net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

	Net Portfolio Value (2)			Net Interest Income
	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income (3)	Increase (Decrease) in Estimated Net Interest Income
Change in Interest Rates Basis Point (bp) (1)		Amount	Percent		Amount	Percent
		(Dollars in Thousands)
+200 bp	$134,517	($36,754)	(21.46)%	$25,318	$916	3.75%
0	171,271	—	—	24,402	—	—
(100)	185,246	13,975	8.16	24,271	(131)	(0.54)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates that at March 31, 2014, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 21.46% decrease in NPV and a $916,000 or 3.75%, increase in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 8.16% increase in NPV and a $131,000, or 0.54%, decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV and net interest income table presented above assumes the composition of the Bank’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes in interest rates such as changing the mix of assets and liabilities, which could change the results of the NPV and net interest income calculations. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provide an indication of the Bank’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on the Bank’s NPV and net interest income and will differ from actual results.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 4:

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 1. Legal Proceedings

Periodically, there have been various claims and lawsuits against the Company and Bank, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 6, 2014, which could materially affect our business, financial condition and/or operating results. As of June 30, 2014, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended June 30, 2014.

(b)	Use of Proceeds. Not applicable.

(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1 – April 30, 2014 (1)	783	$11.55
May 1 – May 31, 2014	—	—
June 1 – June 30, 2014 (2)	887	11.93

Total	1,670	$11.75

(1)	Represents repurchase of 783 shares of forfeited restricted stock due to a participant’s discountinued employment with the Bank.
(2)	In June 2014, 887 shares under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan were repurchased as payment of taxes due upon the vesting of restricted stock awards.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)

3.2	Bylaws of Clifton Bancorp Inc. (2)

4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (3)

10.1	Employment Agreement by and between Clifton Bancorp Inc. and Paul M. Aguggia*

10.2	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Paul M. Aguggia*

10.3	Employment Agreement by and between Clifton Bancorp Inc. and Christine R. Piano*

10.4	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Christine R. Piano*

10.5	Employment Agreement by and between Clifton Bancorp Inc. and Bart D’Ambra*

10.6	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Bart D’Ambra*

10.7	Employment Agreement by and between Clifton Bancorp Inc. and Stephen Hoogerhyde*

10.8	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Stephen Hoogerhyde*

10.9	Clifton Savings Bank Directors’ Retirement Plan, as amended*

10.10	Clifton Savings Bank Performance Incentive Compensation Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0*	The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(2)	Incorporated by reference to Exhibit 3.2 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(3)	Incorporated by reference to Exhibit 4.0 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON BANCORP INC.

Date:	August 7, 2014	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 7, 2014	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)