Form 10-Q
period 2014-09-30
Clifton Bancorp Inc.
filed 2014-11-06
CIK 1592329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2014: 26,676,198 shares outstanding.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	March 31,
	2014	2014
ASSETS
Cash and due from banks	$43,573	$167,021
Interest-bearing deposits in other banks	31,406	25,560

Cash and Cash Equivalents	74,979	192,581
Securities available for sale, at fair value	14,194	3,599
Securities held to maturity, at cost (fair value of $445,557 at September 30, 2014 and $421,064 at March 31, 2014)	440,401	418,696
Loans receivable	620,274	587,578
Allowance for loan losses	(3,250)	(3,071)

Net Loans	617,024	584,507

Bank owned life insurance	42,631	42,037
Premises and equipment	7,339	7,397
Federal Home Loan Bank of New York stock	6,266	7,889
Interest receivable	3,525	3,281
Real estate owned	—	—
Other assets	5,168	6,003

Total Assets	$1,211,527	$1,265,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$11,837	$17,101
Interest bearing	719,233	746,811

Total Deposits	731,070	763,912
Advances from Federal Home Loan Bank of New York	112,500	142,500
Advance payments by borrowers for taxes and insurance	5,977	6,127
Stock subscription deposits	—	154,345
Other liabilities and accrued expenses	4,287	4,969

Total Liabilities	853,834	1,071,853

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; shares issued or outstanding at September 30, 2014 - none; 1,000,000 shares authorized; shares issued or outstanding at March 31, 2014 - none	—	—
Common stock ($.01 par value), 85,000,000 shares authorized, 26,676,198 shares issued and outstanding at September 30, 2014; 75,000,000 shares authorized, 30,530,470 shares issued and 26,528,999 shares outstanding at March 31, 2014	267	305
Paid-in capital	268,056	136,688
Deferred compensation obligation under Rabbi Trust	165	346
Retained earnings	102,667	104,110
Treasury stock, at cost; shares at September 30, 2014 - none; 4,001,471 shares at March 31, 2014	—	(43,250)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(13,075)	(3,480)
Accumulated other comprehensive loss	(387)	(315)
Stock held by Rabbi Trust	—	(267)

Total Stockholders’ Equity	357,693	194,137

Total Liabilities and Stockholders’ Equity	$1,211,527	$1,265,990

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Income:
Loans	$5,799	$5,150	$11,475	$9,962
Mortgage-backed securities	2,339	2,546	4,704	5,330
Debt securities	666	573	1,256	1,123
Other interest-earning assets	95	41	176	82

Total Interest Income	8,899	8,310	17,611	16,497

Interest Expense:
Deposits	1,725	2,000	3,442	4,042
Advances	592	514	1,186	986

Total Interest Expense	2,317	2,514	4,628	5,028

Net Interest Income	6,582	5,796	12,983	11,469
Provision for Loan Losses	301	356	439	536

Net Interest Income after Provision for Loan Losses	6,281	5,440	12,544	10,933

Non-Interest Income:
Fees and service charges	72	60	124	119
Bank owned life insurance	300	260	595	518
Gain on sale of securities	102	—	102	566
Other	—	1	1	1

Total Non-Interest Income	474	321	822	1,204

Non-Interest Expenses:
Salaries and employee benefits	2,425	2,040	4,850	4,089
Occupancy expense of premises	363	397	748	777
Equipment	455	305	758	612
Directors’ compensation	373	211	585	439
Advertising	63	47	116	151
Legal	57	37	137	74
Federal deposit insurance premium	126	125	283	243
Other	670	462	1,192	912

Total Non-Interest Expenses	4,532	3,624	8,669	7,297

Income before Income Taxes	2,223	2,137	4,697	4,840
Income Taxes	744	732	1,596	1,687

Net Income	$1,479	$1,405	$3,101	$3,153

Net Income per Common Share:
Basic	$0.06	$0.06	$0.12	$0.12

Diluted	$0.06	$0.05	$0.12	$0.12

Dividends per common share	$0.06	$0.06	$0.18	$0.12

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,333,350	25,308,317	25,288,801	25,293,736

Diluted	25,521,484	25,555,907	25,467,460	25,532,410

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$1,479	$1,405	$3,101	$3,153

Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale, net of income (taxes) benefit of $45, $(5), $20 and $81, respectively	(66)	5	(29)	(118)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $42, $0, $42 and $120, respectively (A)	(60)	—	(60)	(175)
Benefit plan amortization, net of income (taxes) of $(6), $(9), $(12) and $(18), respectively (B)	9	14	17	26

Total other comprehensive (loss) income	(117)	19	(72)	(267)

Total comprehensive income	$1,362	$1,424	$3,029	$2,886

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)	Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors’ compensation line. The related income tax amounts are included in the income taxes.

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

	Common Stock		Paid-In	Deferred Compensation Obligation Under	Retained	Treasury	Common Stock Acquired	Accumulated Other Comprehensive	Stock Held by Rabbi
	Shares	Par Value	Capital	Rabbi Trust	Earnings	Stock	by ESOP	(Loss)	Trust	Total
Six Months Ended September 30, 2014
Balance - March 31, 2014	26,528,999	$305	$136,688	$346	$104,110	$(43,250)	$(3,480)	$(315)	$(267)	$194,137
Net income	—	—	—	—	3,101	—	—	—	—	3,101
Other comprehensive loss, net of income tax	—	—	—	—	—	—	—	(72)	—	(72)
ESOP shares committed to be released	—	—	134	—	—	—	641	—	—	775
Stock option expense	—		11							11
Forfeited restricted stock awards	(1,175)	—	—	—	—	—	—		—	—
Repurchase restricted stock awards	(887)	—	(11)	—	—	—	—	—	—	(11)
Restricted stock awards earned	—	—	24	—	—	—	—	—	—	24
Funding of Supplemental Executive Retirement Plan	—	—	—	128	—	—	—	—	(25)	103
Supplemental Executive Retirement Plan distribution	—	—	—	(309)	—	—	—	—	292	(17)
Tax benefit from stock based compensation	—	—	79	—	—	—	—	—	—	79
Exercise of stock options	86,111	1	894	—	—	—	—	—	—	895
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,544)	—	—	—	—	(4,544)
Second-step conversion and stock offering, net of offering expenses	63,150	(39)	130,237			43,250	(10,236)			163,212

Balance - September 30, 2014	26,676,198	$267	$268,056	$165	$102,667	$—	$(13,075)	$(387)	$—	$357,693

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,101	$3,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	297	323
Net amortization (accretion) of deferred fees and costs, premiums and discounts	172	33
Provision for loan losses	439	536
Realized gain on sale of securities available for sale	(102)	(295)
Realized gain on sale of securities held to maturity	—	(271)
Loss on write-down of real estate owned	—	11
Loss on sale of real estate owned	7	—
Increase in interest receivable	(244)	(89)
Deferred income tax (benefit)	(92)	(407)
Decrease in other assets	1,006	597
(Decrease) increase in accrued interest payable	(8)	41
(Decrease) increase in other liabilities	(674)	320
Increase in cash surrender value of bank owned life insurance	(594)	(518)
ESOP shares committed to be released	775	446
Restricted stock expense	24	31
Stock option expense	11	25
Deferred compensation obligation under Rabbi Trust	86	11

Net cash provided by operating activities	4,204	3,947

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	631	6,358
Securities held for maturity	53,625	56,728
Proceeds from sale of securities available for sale	1,022	4,659
Proceeds from sale of securities held to maturity	—	5,579
Redemptions of Federal Home Loan Bank of New York stock	1,751	58
Purchases of:
Securities available for sale	(12,303)	—
Securities held for maturity	(75,448)	(54,303)
Loans receivable	(29,117)	(50,171)
Premises and equipment	(239)	(79)
Federal Home Loan Bank of New York stock	(128)	(1,800)
Proceeds from sale of real estate owned	117	—
Net increase in loans receivable	(4,011)	(48,133)

Net cash (used in) investing activities	(64,100)	(81,104)

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from financing activities:
Net (decrease) increase in deposits	$(32,842)	$27,695
Net (decrease) increase in short-term advances from
Federal Home Loan Bank of New York	(30,000)	15,000
Proceeds from long-term advances from Federal Home Loan Bank of New York	—	25,000
Net (decrease) increase in payments by borrowers for taxes and insurance	(150)	584
Net proceeds from stock offering	8,867	—
Repurchase restricted stock award	(11)	—
Exercise of stock options	895	827
Dividends paid	(4,544)	(3,097)
Purchase of treasury stock	—	(15)
Income tax benefit from stock based compensation	79	79

Net cash (used in) provided by financing activities	(57,706)	66,073

Net (decrease) in cash and cash equivalents	(117,602)	(11,084)
Cash and cash equivalents - beginning	192,581	25,896

Cash and cash equivalents - ending	$74,979	$14,812

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,636	$4,987

Income taxes paid	$2,574	$2,147

Non cash activities:
Amounts due to brokers for security purchase	$—	$(3,050)

Transfer from loans receivable to real estate owned	$124	$201

Issuance of common stock funded by stock subscriptions received prior to April 1, 2014	$154,345	$—

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Clifton Bancorp Inc. (the “Company”) is a Maryland corporation incorporated in November 2013 to be the successor to Clifton Savings Bancorp, Inc. (“Clifton Savings Bancorp”) upon completion of the second-step conversion of Clifton Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Clifton MHC was the former mutual holding company for Clifton Savings Bancorp prior to completion of the second-step conversion and owned 16,791,758 shares or approximately 64%, of the outstanding shares of common stock of Clifton Savings Bancorp prior to the second-step conversion. In conjunction with the second-step conversion, Clifton MHC merged into Clifton Savings Bancorp (and ceased to exist), and Clifton Savings Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on April 1, 2014, at which time the Company sold, for net proceeds of $163.2 million, a total of 17,059,448 shares of common stock at $10.00 per share, including 1,023,566 shares purchased by the Clifton Savings Bank Employee Stock Ownership Plan. As part of the second-step conversion, each of the existing 9,737,241 outstanding shares of Clifton Savings Bancorp common stock owned by persons other than Clifton MHC was converted into 0.9791 of a share of Company common stock. As a result of the second-step conversion, all share information has been subsequently revised to reflect the 0.9791 exchange ratio.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Clifton Savings Bancorp’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 6, 2014.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Basic and diluted EPS have been determined based on the adjusted numbers of weighted average shares. The calculation of diluted EPS for the three and six months ended September 30, 2014 includes 188,134 and 178,659 incremental shares, respectively, related to outstanding stock options. The calculation of diluted EPS for the three and six months ended September 30, 2013 includes 247,590 and 238,674 incremental shares, respectively, related to outstanding stock options. As a result of the second-step conversion, the 2013 period shares were adjusted to reflect the 0.9791 exchange ratio. Shares issued or retired during any period are weighted for the portion of the period they were outstanding. During the three and six months ended September 30, 2014 and 2013, no options were antidilutive.

3. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)
Service cost	$44	$40	$89	$80
Interest cost	30	35	60	70
Amortization of unrecognized net loss	5	12	9	24
Amortization of past service cost	10	10	20	20
Settlement charge	171	—	171	—

Net periodic benefit cost	$260	$97	$349	$194

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$—	$3	$4,997
Mortgage-backed securities:
Federal National Mortgage Association	9,171	66	40	9,197

Total available for sale securities	$14,171	$66	$43	$14,194

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$3,425	$174	$—	$3,599

Total available for sale securities	$3,425	$174	$—	$3,599

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$84,887	$246	$302	$84,831
Corporate bonds	45,011	1,202	—	46,213
Municipal bonds	19,188	6	3	19,191

	149,086	1,454	305	150,235

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	72,609	2,701	729	74,581
Federal National Mortgage Association	199,508	4,027	3,225	200,310
Governmental National Mortgage
Association	19,198	1,317	84	20,431

	291,315	8,045	4,038	295,322

Total held to maturity securities	$440,401	$9,499	$4,343	$445,557

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES (CONT’D)

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$69,938	$244	$152	$70,030
Corporate bonds	49,981	1,536	—	51,517

	119,919	1,780	152	121,547

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	79,158	2,599	1,407	80,350
Federal National Mortgage Association	198,798	3,560	5,203	197,155
Governmental National Mortgage Association	20,821	1,313	122	22,012

	298,777	7,472	6,732	299,517

Total held to maturity securities	$418,696	$9,252	$6,884	$421,064

Contractual maturity data for securities are as follows:

	September 30, 2014
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Debt securities:
Due after one but within five years	$5,000	$4,997

Mortgage-backed securities:
Due after five through ten years	2,395	2,366
Due after ten years	6,776	6,831

	9,171	9,197

Total available for sale securities	$14,171	$14,194

Held to maturity:
Debt securities:
Due less than one year	$17,430	$17,431
Due after one through five years	100,384	101,256
Due after five through ten years	25,498	25,818
Due after ten years	5,774	5,730

	149,086	150,235

Mortgage-backed securities:
Due after one through five years	12,461	12,459
Due after five through ten years	74,011	72,150
Due after ten years	204,843	210,713

	291,315	295,322

Total held to maturity securities	$440,401	$445,557

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

The age of gross unrealized losses and the fair value of related securities at September 30 and March 31, 2014 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
September 30, 2014:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$4,997	$3	$—	$—	$4,997	$3
Mortgage-backed securities:
Federal National Mortgage Association	6,970	40	—	—	6,970	40

Total available for sale securities	$11,967	$43	$—	$—	$11,967	$43

Held to maturity:
Debt securities:
Municipal bonds	$7,081	$3	$—	$—	$7,081	$3
Government-sponsored enterprises	64,651	236	4,935	66	69,586	302

	71,732	239	4,935	66	76,667	305

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	23,256	729	23,256	729
Federal National Mortgage Association	7,732	102	103,553	3,123	111,285	3,225
Government National Mortgage Association	—	—	1,478	84	1,478	84

	7,732	102	128,287	3,936	136,019	4,038

Total held to maturity securities	$79,464	$341	$133,222	$4,002	$212,686	$4,343

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$39,787	$152	$—	$—	$39,787	$152
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	33,882	1,405	169	2	34,051	1,407
Federal National Mortgage Association	105,693	4,546	10,473	657	116,166	5,203
Government National Mortgage Association	—	—	1,461	122	1,461	122

	139,575	5,951	12,103	781	151,678	6,732

Total held to maturity securities	$179,362	$6,103	$12,103	$781	$191,465	$6,884

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES (CONT’D)

Management does not believe that any of the unrealized losses at September 30, 2014 (fifteen bonds of Government-sponsored enterprises and six municipal bonds included in debt securities, and thirty-five FNMA mortgage-backed securities, eight FHLMC mortgage-backed securities, and one GNMA mortgage-backed security) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

During the six months ended September 30, 2014, the proceeds from the sale of a security available for sale totaled $1.0 million, resulting in a gross realized gain of $102,000. During the six months ended September 30, 2013, the proceeds from sales of securities available for sale totaled $4.7 million and the proceeds from sales of securities held to maturity totaled $5.6 million, resulting in gross realized gains of $295,000 and $272,000, respectively, and gross realized losses of $-0- and $1,000, respectively. The remaining principal balance for each of the securities held to maturity sold was less than 15% of the original principal purchased.

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	September 30,	March 31,
	2014	2014
	(In Thousands)
Real estate:
One- to four-family	$538,774	$526,670
Multi-family	34,380	21,565
Commercial	33,092	25,156
Construction	388	553

	606,634	573,944
Consumer:
Second mortgage	8,097	8,661
Passbook or certificate	654	758
Equity lines of credit	2,405	2,255
Other loans	70	60

	11,226	11,734

Total Loans	617,860	585,678

Loans in process	(88)	(207)
Net purchase premiums, discounts, and deferred loan costs	2,502	2,107

	2,414	1,900

Total Loans, Net	$620,274	$587,578

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

Real Estate:

1. One- to Four-Family Loans—consists of loans secured by first liens on either owner occupied or investment properties. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank has always had conservative underwriting standards and does not have sub-prime loans in its loan portfolio.

2. Multi-Family Loans—consists of loans secured by multi-family real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank believes it has always had conservative underwriting standards.

3. Commercial Loans—consists of loans secured by commercial real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank believes it has always had conservative underwriting standards. These loans are affected by economic conditions to a greater degree than one- to four-family and multi-family loans.

4. Construction Loans—consists primarily of the financing of construction of one- to four-family properties or construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to uncertainty of construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Consumer:

1. Second Mortgage and Equity Lines of Credit—consists of one- to four-family loans secured by first, second or third liens (when the Bank has the two other lien positions) or, in one instance, a commercial property. These loans are affected by the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The credit risk is considered slightly higher than one- to four-family first lien loans as these loans are also dependent on the value of underlying properties, but in many instances, have the added risk of a subordinate collateral position.

2. Passbook or Certificate and Other Loans—consists of loans secured by passbook accounts and certificates of deposits and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans, included in other loans, are two loans in a New Jersey loan fund and they also are considered a low credit risk.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The change in the allowance for loan losses for the three and six months ended September 30, 2014 and 2013 is as follows:

					Second	Passbook or
	One-to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At June 30, 2014:
Total allowance for loan losses	$2,520	$247	$266	$2	$43	$1	$46	$3,125
Charge-offs	(176)	—	—	—	—	—	—	(176)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	216	43	38	—	1	(1)	4	301

At September 30, 2014:
Total allowance for loan losses	$2,560	$290	$304	$2	$44	$—	$50	$3,250

					Second	Passbook or
	One-to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At March 31, 2014:
Total allowance for loan losses	$2,460	$186	$224	$2	$45	$1	$153	$3,071
Charge-offs	(260)	—	—	—	—	—	—	(260)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	360	104	80	—	(1)	(1)	(103)	439

At September 30, 2014:
Total allowance for loan losses	$2,560	$290	$304	$2	$44	$—	$50	$3,250

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At June 30, 2013:
Total allowance for loan losses	$2,163	$229	$128	$4	$50	$1	$65	$2,640
Charge-offs	(46)	—	—	—	—	—	—	(46)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	323	7	37	(1)	(1)	(1)	(8)	356

At September 30, 2013:
Total allowance for loan losses	$2,440	$236	$165	$3	$49	$—	$57	$2,950

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At March 31, 2013:
Total allowance for loan losses	$2,127	$187	$99	$5	$38	$1	$43	$2,500
Charge-offs	(91)	—	—	—	—	—	—	(91)
Recoveries	5	—	—	—	—	—	—	5
Provision charged to operations	399	49	66	(2)	11	(1)	14	536

At September 30, 2013:
Total allowance for loan losses	$2,440	$236	$165	$3	$49	$—	$57	$2,950

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at September 30 and March 31, 2014.

					Second	Passbook or
	One-to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
September 30, 2014	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,560	290	304	2	44	—	50	3,250

Total	$2,560	$290	$304	$2	$44	$—	$50	$3,250

Loans:
Individually evaluated for impairment	$704	$206	$443	$—	$—	$—	$—	$1,353
Collectively evaluated for impairment	538,070	34,174	32,649	388	10,502	724	—	616,507

Total	$538,774	$34,380	$33,092	$388	$10,502	$724	$—	$617,860

					Second	Passbook or
	One-to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
March 31, 2014	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,460	186	224	2	45	1	153	3,071

Total	$2,460	$186	$224	$2	$45	$1	$153	$3,071

Loans:
Individually evaluated for impairment	$387	$208	$247	$—	$—	$—	$—	$842
Collectively evaluated for impairment	526,283	21,357	24,909	553	10,916	818	—	584,836

Total	$526,670	$21,565	$25,156	$553	$10,916	$818	$—	$585,678

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of classified loan balances are as follows at September 30 and March 31, 2014:

					Second	Passbook or
	One-to Four				Mortgage and	Certificate
	-Family	Multi-family	Commercial	Construction	Equity Lines	and Other	Total
September 30, 2014	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Loans
			(In Thousands)
Non-classified:	$532,717	$34,380	$32,649	$388	$10,441	$724	611,299
Classified:
Special mention	1,945	—	—	—	24	—	1,969
Substandard	4,112	—	443	—	37	—	4,592
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$538,774	$34,380	$33,092	$388	$10,502	$724	$617,860

					Second	Passbook or
	One-to Four				Mortgage and	Certificate
	-Family	Multi-family	Commercial	Construction	Equity Lines	and Other	Total
March 31, 2014	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Loans
			(In Thousands)
Non-classified:	$520,172	$21,565	$24,909	$553	$10,848	$818	578,865
Classified:
Special mention	1,322	—	—	—	31	—	1,353
Substandard	5,176	—	247	—	37	—	5,460
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$526,670	$21,565	$25,156	$553	$10,916	$818	$585,678

The following table provides information with respect to the Bank’s nonaccrual loans at September 30 and March 31, 2014. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and, or interest become doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	September 30,	March 31,
	2014	2014
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$4,029	$4,848
Commercial	443	247
Consumer and other loans:
Second mortgage	37	37

Total nonaccrual loans	$4,509	$5,132

The following table provides information about delinquencies in the Bank’s loan portfolio at September 30 and March 31, 2014.

	30-59	60-89	90 Days			Total
	Days	Days	or More	Total		Gross
September 30, 2014	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$2,132	$560	$2,276	$4,968	$533,806	$538,774
Multi-family	—	—	—	—	34,380	34,380
Commercial	—	—	443	443	32,649	33,092
Construction	—	—	—	—	388	388
Consumer and other loans:
Second mortgage and equity lines of credit	51	6	37	94	10,408	10,502
Passbook or certificate and other loans	—	—	—	—	724	724

Total	$2,183	$566	$2,756	$5,505	$612,355	$617,860

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
March 31, 2014	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$2,278	$914	$2,150	$5,342	$521,328	$526,670
Multi-family	—	—	—	—	21,565	21,565
Commercial	—	—	247	247	24,909	25,156
Construction	—	—	—	—	553	553
Consumer and other loans:
Second mortgage and equity lines of credit	24	—	37	61	10,855	10,916
Passbook or certificate and other loans	—	—	—	—	818	818

Total	$2,302	$914	$2,434	$5,650	$580,028	$585,678

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

There were no loans that are past due greater than 90 days that were accruing as of September 30 and March 31, 2014.

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

Impaired loans, none of which had a related allowance at or for the three and six months ending September 30, 2014 and 2013, and at or for the year ended March 31, 2014, were as follows:

		Unpaid	Average	Interest
At or For The Three Months Ended	Recorded	Principal	Recorded	Income
September 30, 2014	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$704	$880	$677	$7
Multi-family	206	232	206	4
Commercial	443	443	295	3

Total impaired loans	$1,353	$1,555	$1,178	$14

		Unpaid	Average	Interest
At or For The Three Months Ended	Recorded	Principal	Recorded	Income
September 30, 2013	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$317	$490	$317	$4
Commercial	249	249	250	2

Total impaired loans	$566	$739	$567	$6

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

		Unpaid	Average	Interest
At or For The Six Months Ended	Recorded	Principal	Recorded	Income
September 30, 2014	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$704	$880	$632	$9
Multi-family	206	232	207	10
Commercial	443	443	274	6

Total impaired loans	$1,353	$1,555	$1,113	$25

		Unpaid	Average	Interest
At or For The Six Months Ended	Recorded	Principal	Recorded	Income
September 30, 2013	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$317	$490	$407	$9
Commercial	249	249	250	6

Total impaired loans	$566	$739	$657	$15

		Unpaid	Average	Interest
At or For The Year Ended	Recorded	Principal	Recorded	Income
March 31, 2014	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$387	$558	$376	$17
Multi-family	208	235	80	7
Commercial	247	247	249	12

Total impaired loans	$842	$1,040	$705	$36

The recorded investment in loans modified in a troubled debt restructuring totaled $721,000 and $523,000, respectively, at September 30 and March 31, 2014, of which $7,000 and $8,000, respectively, were 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at September 30 and March 31, 2014. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents troubled debt restructurings by class during the periods indicated. There were no new troubled debt restructurings during the three months ended September 30, 2014.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
(Dollar In Thousands)
Six Months Ended September 30, 2014
One- to Four-Family Real Estate	1	$214	$207	$7

There were no new troubled debt restructurings which defaulted within twelve months of restructuring during the three and six months ended September 30, 2014. There were no new troubled debt restructurings or defaults on troubled debt restructurings that occurred within twelve months of restructuring during the three and six months ended September 30, 2013.

6. FAIR VALUE

Accounting guidance on fair value measurement establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy describes three levels of inputs that may be used to measure fair value:

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and March 31, 2014 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
September 30, 2014:
Securities available for sale:
Debt securities:
Government-sponsored enterprises	$4,997	$—	$4,997	$—
Mortgage-backed securities:
Federal National Mortgage Association	9,197	—	9,197	—

Total securities available for sale	$14,194	$—	$14,194	$—

March 31, 2014:
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$3,599	$—	$3,599	$—

Total securities available for sale	$3,599	$—	$3,599	$—

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, and March 31, 2014 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
(In Thousands)
September 30, 2014
Impaired loans	$117	$—	$—	$117
March 31, 2014
Impaired loan	$72	$—	$—	$72

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30 or March 31, 2014.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE (CONT’D)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value	Valuation	Unobservable		Range (Weighted
	Estimate	Techniques	Input		Average)
	(Dollars in Thousand)
September 30, 2014
Impaired loans	$117	Market valuation of underlying collateral (1)	Selling costs	(2)	7%-12% (9%)
March 31, 2014
Impaired loan	$72	Market valuation of underlying collateral (1)	Selling costs	(2)	9% (9%)

(1)	Fair value is based on either contract sales prices or third party appraisals.
(2)	Includes estimated costs to sell.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30 and March 31, 2014.

Cash and Cash Equivalents, Interest Receivable, Stock Subscription Deposits and Interest Payable (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents, interest receivable, stock subscription deposits and interest payable approximate their fair values.

Securities

The fair value of all securities, whether classified as available for sale (carried at fair value) or held to maturity (carried at amortized cost), is determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities are measured on a recurring basis. The fair values of these securities are obtained from prices received from an independent broker. The Company’s broker provides it with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available. As the Company is responsible for the determination of fair value, it performs monthly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. The Company’s internal price verification procedures and review of fair value methodology documentation provided by third-party pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

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

Real Estate Owned

Real estate owned, acquired through foreclosure or deed-in-lieu of foreclosure, is initially recorded at fair value less estimated costs to sell and subsequently carried at the lower of such initially recorded amount or current fair value less estimated selling costs. Fair value is estimated through current appraisals by licensed appraisers and as such, foreclosed real estate properties are classified as Level 3.

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

As of September 30, and March 31, 2014, the fair value of the commitments to extend credit were not considered to be material.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE (CONT’D)

The carrying amounts and fair values of financial instruments are as follows:

September 30, 2014	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$74,979	$74,979	$74,979	$—	$—
Securities available for sale	14,194	14,194	—	14,194	—
Securities held to maturity	440,401	445,557	—	445,557	—
Net loans receivable	617,024	612,684	—	—	612,684
Federal Home Loan Bank of New York stock	6,266	6,266	—	6,266	—
Interest receivable	3,525	3,525	—	3,525	—
Financial liabilities:
Deposits	731,070	734,986	—	734,986	—
FHLB advances	112,500	116,128	—	116,128	—
Interest payable	260	260	—	260	—

March 31, 2014	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$192,581	$192,581	$192,581	$—	$—
Securities available for sale	3,599	3,599	—	3,599	—
Securities held to maturity	418,696	421,064	—	421,064	—
Net loans receivable	584,507	584,131	—	—	584,131
Federal Home Loan Bank of New York stock	7,889	7,889	—	7,889	—
Interest receivable	3,281	3,281	—	3,281	—
Financial liabilities:
Deposits	763,912	768,233	—	768,233	—
FHLB advances	142,500	146,655	—	146,655	—
Stock subscription deposits	154,345	154,345	154,345	—	—
Interest payable	267	267	—	267	—

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. RECENT ACCOUNTING PRONOUNCEMENTS

On January 17, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40); Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The amendments in the ASU clarify when an in substance repossession or foreclosure occurs - that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this standard effective April 1, 2015 is not expected to have a material impact on the Company’s consolidated financial statements.

On May 28, 2014, the FASB and International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 by the FASB and as IFRS 152 by the IASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The goals of the revenue recognition project are to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements while also providing “a more robust framework for addressing revenue issues.” The boards believe that the standard will improve the consistency of requirements, comparability of revenue recognition practices, and usefulness of disclosures. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this standard effective April 1, 2017 is not expected to have a material impact on the Company’s consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II—“Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 under Part I—“Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Overview of Financial Condition and Results of Operations

The Company’s results of operations depend primarily on its net interest income, which is a result of the interest rate environment. Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. It is a function of the average balances of loans and securities versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and securities and the cost of those deposits and borrowed funds.

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans which comprised 37.5% and 50.9%, respectively, of total assets at September 30, 2014, as compared to 33.4% and 46.2%, respectively, of total assets at March 31, 2014. Cash and cash equivalents decreased to 6.2% of total assets at September 30, 2014, as compared to 15.2% at March 31, 2014. The Company’s mortgage-backed securities portfolio at September 30, 2014 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 58.3% U.S. government-sponsored or guaranteed enterprises, 29.2% corporate bonds and 12.5% municipal bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”). Deposits decreased $32.8 million, or 4.3%, between March 31, 2014 and September 30, 2014. The decrease in deposits was mainly due to the withdrawal of monies previously received from a promotional rate passbook account. In addition, $5.9 million in deposits outstanding at March 31, 2014 were used to purchase stock in the subscription offering. Borrowed funds decreased $30.0 million, or 21.1%, to $112.5 million as two borrowings were repaid in accordance with their original terms during the period.

Net interest income increased $786,000, or 13.6%, during the three months ended September 30, 2014, when compared with the same 2013 period. This increase in net interest income was due to a $589,000 increase in interest income coupled with a $197,000 decrease in total interest expense. Average interest-earning assets increased $128.8 million, or 12.9%, compared with the same 2013 period, while average interest-bearing liabilities decreased $2.8 million, or 0.3%, when compared with the same 2013 period. The $131.6 million increase in average net interest-earning assets was mainly attributable to increases in the average balances of $91.9 million in loans, $19.1 million in investment securities, and $33.5 million in other interest-earning assets and coupled with a decrease in interest bearing deposits of $51.5 million, partially offset by a decrease of $15.7 million in mortgage-backed securities, and an increase in borrowings of $48.8 million.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

The net interest rate spread decreased 8 basis points during the three months ended September 30, 2014, to 2.07% from 2.15%. This was due to a decrease of 17 basis points in the yield on interest-earning assets partially offset by a decrease of 9 basis points in the cost of interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended September 30, 2014, non-interest income increased $153,000, or 47.7%, as compared to the comparable period in 2013 mainly as the result of the inclusion of a $102,000 gain on the sale of an available for sale security in the 2014 period. Provision for loan losses decreased $55,000, or 15.5%, for the three months ended September 30, 2014, and non-interest expenses increased $908,000, or 25.1%, between periods.

Changes in Financial Condition

The Company’s assets at September 30, 2014 totaled $1.21 billion, which represents a decrease of $54.5 million, or 4.3%, as compared with $1.27 billion at March 31, 2014. The decrease in total assets was primarily due to the Company’s decision to use excess liquidity to pay down borrowings during the six months ended September 30, 2014, as well as manage its cost of funds and deposits by allowing certain promotional rates to expire. In addition, the stock subscription deposits received in connection with the Company’s second-step conversion were reflected in the Company’s total assets at March 31, 2014.

Cash and cash equivalents decreased $117.6 million, or 61.1%, to $75.0 million at September 30, 2014 as compared to $192.6 million at March 31, 2014, mainly because of the inclusion of stock subscription deposits of $154.3 million at March 31, 2014. Following the completion of the second-step conversion, cash and cash equivalents were redeployed into higher-yielding assets.

Securities available for sale at September 30, 2014 increased $10.6 million, or 294.4%, to $14.2 million from $3.6 million at March 31, 2014. The increase during the six months ended September 30, 2014 resulted primarily from purchases of $12.3 million, repayments of $631,000, proceeds of $1.0 million from the sale of an available for sale security, and a decrease of $151,000 in the unrealized gain on the portfolio.

Securities held to maturity at September 30, 2014 increased $21.7 million, or 5.2%, to $440.4 million from $418.7 million at March 31, 2014. The increase during the six months ended September 30, 2014 resulted primarily from purchases of securities totaling $75.4 million, partially offset by maturities, calls and repayments totaling $53.6 million.

Net loans at September 30, 2014 increased $32.5 million, or 5.6%, to $617.0 million when compared with $584.5 million at March 31, 2014. The increase during the six months ended September 30, 2014 resulted primarily from origination volume and purchases of loans exceeding repayment levels. One- to four-family real estate loans increased $12.1 million, or 2.3%, and multi-family and commercial real estate loans increased $20.8 million, or 44.4%.

Total liabilities decreased $218.0 million, or 20.3%, to $853.8 million at September 30, 2014 from $1.07 billion at March 31, 2014. At March 31, 2014, liabilities included $154.3 million in stock subscription deposits associated with the second-step conversion. Deposits at September 30, 2014 decreased $32.8 million, or 4.3%, to $731.1 million when compared with $763.9 million at March 31, 2014 mainly due to the withdrawal of monies previously received from a promotional rate passbook account. In addition, $5.9 million in deposits outstanding on March 31, 2014 were used to purchase stock in the subscription offering. From March 31, 2014 to September 30, 2014, borrowed funds decreased $30.0 million, or 21.1%, as two borrowings were repaid in accordance with their original terms. At September 30, 2014, the remaining borrowings of $112.5 million had a weighted average interest rate of 2.01% and an average term of 24 months.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

Total stockholders’ equity increased $163.6 million, or 84.2%, to $357.7 million at September 30, 2014 from $194.1 million at March 31, 2014. The increase resulted primarily from net proceeds from the second-step conversion of $163.2 million, and net income of $3.1 million, partially offset by cash dividends paid of $4.5 million.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013 (Cont’d.)

	Three Months Ended September 30,
	2014				2013
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$613,604		$5,799	3.78%	$521,682		$5,150	3.95%
Mortgage-backed securities	303,938		2,339	3.08%	319,670		2,546	3.19%
Investment securities	155,274		666	1.72%	136,191		573	1.68%
Other interest-earning assets	52,979		95	0.72%	19,459		41	0.84%

Total interest-earning assets	1,125,795		8,899	3.16%	997,002		8,310	3.33%

Non-interest-earning assets	101,666				70,792

Total assets	$1,227,461				$1,067,794

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$55,643		19	0.14%	$58,127		20	0.14%
Savings and Club accounts	139,394		61	0.18%	154,660		112	0.29%
Certificates of deposit	528,996		1,645	1.24%	562,805		1,868	1.33%

Total interest-bearing deposits	724,033		1,725	0.95%	775,592		2,000	1.03%
FHLB Advances	123,750		592	1.91%	75,000		514	2.74%

Total interest-bearing liabilities	847,783		2,317	1.09%	850,592		2,514	1.18%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	11,180				15,219
Other non-interest-bearing liabilities	11,412				13,988

Total non-interest-bearing liabilities	22,592				29,207

Total liabilities	870,375				879,799
Stockholders’ equity	357,086				187,995

Total liabilities and stockholders’ equity	$1,227,461				$1,067,794

Net interest income			$6,582				$5,796

Interest rate spread				2.07%				2.15%
Net interest margin				2.34%				2.33%
Average interest-earning assets to average interest-bearing liabilities	1.33	x			1.17	x

Net income increased $74,000, or 5.3%, to $1.48 million for the three months ended September 30, 2014 compared with $1.41 million for the same 2013 period. The increase in net income during the 2014 period resulted primarily from an increase of $589,000, or 7.1%, in interest income, an increase of $153,000, or 47.7%, in non-interest income, a decrease of $197,000, or 7.8%, in interest expense and a decrease of $55,000, or 15.5%, in provision for loan losses, partially offset by increases of $908,000, or 25.1%, in non-interest expense, and $12,000, or 1.6%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013 (Cont’d.)

Interest income on loans increased by $649,000, or 12.6%, to $5.80 million during the three months ended September 30, 2014, when compared with $5.15 million for the same 2013 period. The increase during the 2014 period mainly resulted from an increase of $91.9 million, or 17.6%, in the average balance when compared to the same period in 2013, partially offset by a decrease of 17 basis points in the yield earned on the loan portfolio, to 3.78% from 3.95%. Interest income on mortgage-backed securities decreased $207,000, or 8.1%, to $2.34 million during the three months ended September 30, 2014, when compared with $2.55 million for the same 2013 period. The decrease during the 2014 period resulted from a decrease of 11 basis points in the yield earned on mortgage-backed securities to 3.08% from 3.19%, coupled with a decrease of $15.7 million, or 4.9%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $93,000, or 16.2%, to $666,000 during the three months ended September 30, 2014, when compared to $573,000 during the same 2013 period, due to an increase in the average balance of $19.1 million, or 14.0%, coupled with a 4 basis point increase in yield to 1.72% from 1.68%. Interest earned on other interest-earning assets increased by $54,000, or 131.7%, to $95,000 during the three months ended September 30, 2014, when compared to $41,000 during the same 2013 period. The increase was primarily due to an increase of $33.5 million, or 172.3%, in the average balance, partially offset by a 12 basis point decrease in the yield to 0.72% from 0.84%. The average balance of other interest-earning assets increased as some funds received from the subscription offering were included in the 2014 average balances. The decrease in the yields on most interest-earning assets was the result of continued overall lower market interest rates.

Interest expense on deposits decreased $275,000, or 13.8%, to $1.73 million during the three months ended September 30, 2014, when compared to $2.0 million during the same 2013 period. The decrease was primarily attributable to a decrease of 8 basis points in the cost of interest-bearing deposits to 0.95% from 1.03%, coupled with a decrease of $51.5 million, or 6.6%, in the average balance of interest-bearing deposits. Interest expense on borrowed money increased approximately $78,000, or 15.2%, to $592,000 during the three months ended September 30, 2014 when compared with $514,000 during the same 2013 period. The increase was primarily attributable to an increase of $48.8 million, or 65.0%, in the average balance of borrowings, mostly originated in late 2013, which were used primarily to fund loan growth, partially offset by a decrease of 83 basis points in the cost of borrowings to 1.91% from 2.74%. The $2.8 million decrease in average interest-bearing liabilities was due to a decrease of $51.5 million in interest-bearing deposits, partially offset by an increase of $48.8 million in the average balance of borrowings. Net interest income increased $786,000, or 13.6%, during the three months ended September 30, 2014, to $6.58 million when compared to $5.80 million for the same 2013 period. The net interest rate spread decreased 8 basis points due to a 17 basis point decrease in the yield earned on interest-earning assets, partially offset by a decrease of 9 basis points in the cost of interest-bearing liabilities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013 (Cont’d.)

The provision for loan losses decreased $55,000, or 15.5%, to $301,000 for the three months ended September 30, 2014 as compared to $356,000 for the same period in 2013. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2014 and 2013, the Bank’s non-accrual loans totaled $4.5 million and $4.7 million, respectively, representing 0.73% and 0.85%, respectively, of total gross loans, and 0.37% and 0.44%, respectively, of total assets. At March 31, 2014, nonaccrual loans totaled $5.1 million, or 0.88% and 0.41% of total gross loans and total assets, respectively. During the three months ended September 30, 2014, the Bank recorded $176,000 in net charge-offs on two one- to four-family residential real estate loans. During the three months ended September 30, 2013, the Bank recorded a net charge-off of $46,000 related to a one- to four-family residential real estate loan. At September 30, 2014, non-accrual loans consisted of twenty-four loans secured by one- to four-family residential real estate, two loans secured by commercial real estate, and one second mortgage loan secured by one- to four-family residential real estate, while at September 30, 2013, non-accrual loans consisted of twenty-six loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, and four second mortgage loans secured by one- to four-family residential real estate. Included in non-accrual loans at September 30, 2014 are nine loans totaling $1.8 million that were current or less than ninety days delinquent. At September 30, 2013, there were fourteen loans totaling $1.8 million that were current or less than ninety days delinquent included in non-accrual loans. At March 31, 2014, there were eleven loans totaling $2.7 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.4 million, $842,000 and $566,000 at September 30, 2014, March 31, 2014 and September 30, 2013, respectively. The allowance for loan losses amounted to $3.25 million, $3.07 million, and $2.95 million, respectively, at September 30, 2014, March 31, 2014, and September 30, 2013, representing 0.53%, 0.52%, and 0.53% of total gross loans at September 30, 2014, March 31, 2014 and September 30, 2013, respectively.

Non-interest income increased $153,000, or 47.7%, to $474,000 for the three months ended September 30, 2014 compared to $321,000 for the three months ended September 30, 2013. The increase was primarily the result of a $102,000 gain on the sale of an available for sale security in the current period.

Non-interest expenses increased $908,000, or 25.1%, to $4.53 million for the three months ended September 30, 2014, as compared to $3.62 million for the three months ended September 30, 2013. The increase was primarily the result of increases of $385,000, or 18.9%, in salaries and employee benefits, $150,000, or 49.2%, in equipment expense, $162,000, or 76.8%, in directors’ compensation, and $209,000, or 45.2%, in other miscellaneous expenses. The increase in salaries and employee benefits in the 2014 period was mainly due to an increase in costs associated with the transition and expansion of our management team, along with normal annual salary and benefit expense increases including an increase of $172,000 in ESOP expense. The increase in equipment expense was related to $166,000 in expenditures associated with a core processor change. The increase in directors’ compensation was related to a charge recorded as a result of a lump sum payment from the directors’ retirement plan. The increase in miscellaneous expenses include typical annual increases in operational expenses, as well as expenses associated with consultants and new investments in the Bank’s core business, and $140,000 in core processor change related expenses.

Income taxes totaled $744,000 and $732,000 during the three months ended September 30, 2014 and 2013, respectively. The increase of $12,000, or 1.6%, during the 2014 period resulted from an increase in pre-tax income, partially offset up a decrease in the effective income tax rate. The overall effective income tax rate was 33.5% in the 2014 period compared with 34.3% for the 2013 period.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2014 and 2013

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2014 and 2013 (Cont’d.)

	Six Months Ended September 30,
	2014				2013
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance		Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$604,559		$11,475	3.80%	$497,604		$9,962	4.00%
Mortgage-backed securities	304,918		4,704	3.09%	330,413		5,330	3.23%
Investment securities	146,552		1,256	1.71%	132,076		1,123	1.70%
Other interest-earning assets	50,454		176	0.70%	18,528		82	0.89%

Total interest-earning assets	1,106,483		17,611	3.18%	978,621		16,497	3.37%

Non-interest-earning assets	130,394				71,294

Total assets	$1,236,877				$1,049,915

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$56,243		37	0.13%	$57,865		43	0.15%
Savings and Club accounts	141,447		124	0.18%	146,688		203	0.28%
Certificates of deposit	531,409		3,281	1.23%	564,993		3,796	1.34%

Total interest-bearing deposits	729,099		3,442	0.94%	769,546		4,042	1.05%
FHLB Advances	127,500		1,186	1.86%	65,357		986	3.02%

Total interest-bearing liabilities	856,599		4,628	1.08%	834,903		5,028	1.20%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	11,967				14,415
Other non-interest-bearing liabilities	12,513				12,701

Total non-interest-bearing liabilities	24,480				27,116

Total liabilities	881,079				862,019
Stockholders’ equity	355,798				187,896

Total liabilities and stockholders’ equity	$1,236,877				$1,049,915

Net interest income			$12,983				$11,469

Interest rate spread				2.10%				2.17%
Net interest margin				2.35%				2.34%
Average interest-earning assets to average interest-bearing liabilities	1.29	x			1.17	x

Net income decreased $52,000, or 1.6%, to $3.10 million for the six months ended September 30, 2014 compared with $3.15 million for the same 2013 period. The decrease in net income during the 2014 period resulted primarily from a decrease in non-interest income of $382,000, or 31.7%, an increase of $1.4 million, or 18.8%, in noninterest expense, partially offset by an increase of $1.5 million, or 13.2%, in net interest income, a decrease in provision for loan losses of $97,000, or 18.1%, and a decrease of $91,000, or 5.4%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2014 and 2013 (Cont’d.)

Interest income on loans increased by $1.5 million, or 15.2%, to $11.48 million during the six months ended September 30, 2014, when compared with $9.96 million for the same 2013 period. The increase during the 2014 period mainly resulted from an increase of $107.0 million, or 21.5%, in the average balance of loans when compared to the same period in 2013, partially offset by a decrease of 20 basis points on the yield earned on the loan portfolio to 3.80% from 4.00%. Interest income on mortgage-backed securities decreased $626,000, or 11.7%, to $4.70 million during the six months ended September 30, 2014, when compared with $5.33 million for the same 2013 period. The decrease during the 2014 period resulted from a decrease of 14 basis points in the yield earned on mortgage-backed securities to 3.09% from 3.23%, coupled with a decrease of $25.5 million, or 7.7%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $133,000, or 11.8%, to $1.26 million during the six months ended September 30, 2014, when compared to $1.12 million during the same 2013 period, due to an increase in the average balance of $14.5 million, or 11.0%, coupled with an increase of 1 basis point in yield to 1.71% from 1.70%. Interest earned on other interest-earning assets increased by $94,000, or 114.6% to $176,000 during the six months ended September 30, 2014, when compared to $82,000 during the same 2013 period primarily due to an increase of $31.9 million, or 172.3%, in the average balance, partially offset by a decrease of 19 basis points in yield to 0.70% from 0.89%. The increase in balances, other than mortgage-backed securities, and corresponding increases in income on loans, investment securities and other interest-earning assets resulted from the Bank’s continued emphasis on growing its loan portfolio and the redeployment of the proceeds from the stock subscription offering funds into higher yielding loans, investment securities and other interest-earning assets. The decrease in the yield on most interest-earning assets was the result of overall lower market interest rates.

Interest expense on deposits decreased $600,000, or 14.8%, to $3.44 million during the six months ended September 30, 2014, when compared to $4.04 million during the same 2013 period. The decrease was primarily attributable to a decrease of 11 basis points in the cost of interest-bearing deposits to 0.94% from 1.05%, coupled with a decrease of $40.4 million, or 5.3% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. The decrease in the balance was the result of the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to maintain the net interest margin and spread in the current economic environment. Interest expense on borrowed money increased approximately $200,000, or 20.3%, to $1.19 million during the six months ended September 30, 2014 when compared with $986,000 during the same 2013 period. The increase was primarily attributable to an increase of $62.1 million, or 95.1%, in the average balance of borrowings, partially offset by a decrease of 116 basis points in the cost of borrowings to 1.86% from 3.02%. Net interest income increased $1.5 million, or 13.2% during the six months ended September 30, 2014, to $12.98 million when compared to $11.47 million for the same 2013 period. The $21.7 million increase in average interest-bearing liabilities was primarily due to an increase of $62.1 million in borrowings, partially offset by a decrease of $40.4 million in interest-bearing deposits. The net interest rate spread decreased 7 basis points due to a 19 basis point decrease in the average yield earned on interest-bearing assets, partially offset by a decrease of 12 basis points in the average cost of interest-bearing liabilities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2014 and 2013 (Cont’d.)

The provision for loan losses decreased $97,000, or 18.1%, to $439,000 during the six months ended September 30, 2014 as compared to $536,000 for the same period in 2013. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013” for a discussion of non-performing and impaired loans as of September 30, 2014, March 31, 2014 and September 30, 2013.

Non-interest income decreased $382,000, or 31.7%, to $822,000 for the six months ended September 30, 2014, as compared to $1.2 million for the comparable period in 2013, mainly due to a decrease in gains on sales of securities of $464,000 for the six months ended September 30, 2014 when compared with 2013 period. The gain on the sale of securities in the 2014 period resulted from the sale of one available for sale mortgage-backed security.

Non-interest expense increased $1.4 million, or 18.8%, to $8.7 million for the six months ended September 30, 2014 as compared to $7.3 million for the six months ended September 30, 2013. The increase was primarily the result of increases of $761,000, or 18.6%, in salaries and employee benefits, $146,000, or 23.9%, in equipment expense, $146,000, or 33.3%, in directors’ compensation, and $280,000, or 30.7%, in miscellaneous expenses. The increase in salaries and employee benefits was mainly due to an increase in costs associated with the transition and expansion of our management team, along with normal annual salary and benefit expense increases including an increase of $329,000 in ESOP expense. The increase in equipment expense was related to $166,000 in expenditures associated with a core processor change. The increase in directors’ compensation was related to a charge recorded as a result of a lump sum payment from the directors’ retirement plan. The increase in miscellaneous expenses include typical annual increases in operational expenses, as well as expenses associated with consultants and new investments in the Bank’s core business, and $140,000 in core processor change related expenses.

Income taxes totaled $1.60 million and $1.69 million during the six months ended September 30, 2014 and 2013, respectively. The decrease of $91,000, or 5.4%, during the 2014 period resulted from lower pre-tax income, coupled with an overall decrease in the effective income tax rate which was 34.0% in the 2014 period compared with 34.9% for 2013.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $89.2 million, or 7.4%, of total assets at September 30, 2014, as compared to $196.2 million, or 15.5%, of total assets at March 31, 2014.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its shareholders. The Company also may repurchase shares of its common stock, although it is restricted from doing so during the one year following of the completion of the Bank’s second-step conversion. The Company’s primary source of income is dividends received from

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior regulatory approval but with prior regulatory notice, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. On a stand-alone basis, at September 30, 2014, the Company had liquid assets of $81.5 million.

Cash was generated by operating activities and used by investing and financing activities during the six months ended September 30, 2014. The primary sources of cash were net income, proceeds from principal repayments, maturities and calls of securities, and net proceeds from the stock offering. The primary uses of funds were purchases of securities and loans, net loan originations, decrease in deposits, and the repayment of a short-term advances. Dividends declared and paid totaled $4.5 million during the six months ended September 30, 2014.

The Company’s primary investing activities are the origination and purchase of loans, and the purchases of securities. Net loans amounted to $617.0 million and $584.5 million at September 30, 2014 and March 31, 2014, respectively. Securities, including available for sale and held to maturity issues, totaled $454.6 million and $422.3 million at September 30, 2014 and March 31, 2014, respectively. In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities, and the sale of securities.

Liquidity management is both a daily and long-term function of management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At September 30, 2014, advances from the FHLB amounted to $112.5 million at a weighted average rate of 2.01%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established, unsecured, overnight, lines of credit at a daily adjustable interest rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2014, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $3.8 million which included $3.3 million for fixed-rate loans with interest rates ranging from 2.50% to 4.625%, and $515,000 for an adjustable rate loan with initial rate of 3.125%.

In addition, at September 30, 2014, the Bank had outstanding commitments to originate an adjustable rate multi-family real estate loan of $550,000 with initial rate 4.25%. At September 30, 2014, the Bank had outstanding commitments to originate adjustable rate commercial real estate loans totaling approximately $5.7 million with initial rates ranging from 4.25% to 4.50%.

At September 30, 2014, the Bank also had outstanding commitments to purchase one- to four-family mortgage loans totaling approximately $4.1 million which included a $640,000 adjustable rate loan with an initial interest rate of 3.50%, and $3.4 million in fixed rate loans with interest rates ranging from 3.00% to 4.25%.

At September 30, 2014, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.1 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

Certificates of deposit due within one year at September 30, 2014, totaled $269.4 million, or 51.2% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances due within one year at September 30, 2014 totaled $30.0 million.

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

The following table sets forth the Bank’s capital position at September 30 and March 31, 2014, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
September 30, 2014:
Total risk-based capital (to risk-weighted assets)	$242,287	48.46%	$39,994	8.00%	$49,993	10.00%
Tier 1 capital (to risk-weighted assets)	239,037	47.81	19,997	4.00	29,995	6.00
Core (tier 1) capital (to adjusted total assets)	239,037	20.61	46,399	4.00	57,998	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	239,037	20.61	17,399	1.50	—	—
March 31, 2014:
Total risk-based capital (to risk-weighted assets)	$172,716	35.67%	$38,740	8.00%	$48,426	10.00%
Tier 1 capital (to risk-weighted assets)	169,645	35.03	19,370	4.00	29,055	6.00
Core (tier 1) capital (to adjusted total assets)	169,645	13.41	50,586	4.00	63,233	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	169,645	13.41	18,970	1.50	—	—

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Based on the Company’s capital levels and statement of condition composition at September 30, 2014, we believe implementation of the new rule will have no material impact on our capital condition.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of the Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of mortgage loans, and investment and mortgage-backed securities which have longer maturities than the Bank’s liabilities, which consists primarily of deposits. As a result, a principal part of the Bank’s business strategy is to manage interest rate risk and reduce the exposure of net interest income to change in market interest rates. Accordingly, our Board of Directors, through its Enterprise Risk Management Committee, has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and one outside director, operates under a policy adopted by the Board of Directors, and meets as needed to review the Bank’s asset/liability policies and interest rate risk position.

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

Quantitative Analysis

The table below sets forth, as of June 30, 2014, the most recent date the Bank’s interest rate risk was measured, the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. Given the current economic environment, the Bank expects that these changes as of September 30, 2014 will not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We estimate changes in NPV or net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

	Net Portfolio Value (2)			Net Interest Income
		Estimated Increase		Estimated	(Decrease) in Estimated Net
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)
+200 bp	$207,050	($50,360)	(19.56)%	$25,612	($458)	(1.76)%
0	257,410	—	—	26,070	—	—
(100)	274,689	17,279	6.71	25,875	(195)	(0.75)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates that at June 30, 2014, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 19.56% decrease in NPV and a $458,000, or 1.76%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 6.71% increase in NPV and a $195,000, or 0.75%, decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 6, 2014, which could materially affect our business, financial condition and/or operating results. As of September 30, 2014, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended September 30, 2014.

(b)	Use of Proceeds. Not applicable.

(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2014.

Total
	Number of	Average
	Shares	Price Paid
Period	Purchased	Per Share
July 1 - July 31, 2014 (1)	392	$12.46
August 1 - August 31, 2014	—	—
September 1 - September 30, 2014	—	—

Total	392	$12.46

(1)	Represents repurchase of 392 shares of forfeited restricted stock due to a participant’s discountinued employment with the Bank.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On November 5, 2014, the Board of Directors of the Company amended Article II, Section 14 of the Company’s bylaws to read in its entirety as follows:

Section 14. INTEGRITY OF DIRECTORS

A person is not qualified to serve as director if he or she: (1) is under indictment for, or has ever been convicted of, a criminal offense involving dishonesty or breach of trust and the penalty for such offense could be imprisonment for more than one year, or (2) is a person against who a banking agency has, within the past ten years, issued a cease and desist order for conduct involving dishonesty or breach of trust and that order is final and not subject to appeal, or (3) has been found either by a regulatory agency whose decision is final and not subject to appeal or by a court to have (i) breached a fiduciary duty involving personal profit or (ii) committed a willful violation of any law, rule or regulation governing banking, securities, commodities or insurance, or any final cease and desist order issued by a banking, securities, commodities or insurance regulatory agency.

Previously, Article II, Section 14 of the bylaws provided that a person would not be qualified to serve as a director of the Company if, at any point in time, a banking agency had issued a cease and desist order to the person for conduct involving dishonesty or breach of trust and the order was final and not subject to appeal. The amendment to Article II, Section 14 of the bylaws clarifies that a person will not be qualified to serve as a director of the Company if a banking agency has issued such a final cease and desist order against the person within the past ten years.

A copy of the Company’s amended and restated bylaws is included as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 6. Exhibits

The following Exhibits are filed as part of this report.

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)

3.2	Amended and Restated Bylaws of Clifton Bancorp Inc.

4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0*	The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(2)	Incorporated by reference to Exhibit 4.0 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON BANCORP INC.

Date: November 6, 2014	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2014	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)