Form 10-Q
period 2014-12-31
Clifton Bancorp Inc.
filed 2015-02-06
CIK 1592329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 2, 2015: 27,152,380 shares outstanding.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Cash and due from banks	$10,690	$167,021
Interest-bearing deposits in other banks	34,978	25,560

Cash and Cash Equivalents	45,668	192,581

Securities available for sale, at fair value	18,813	3,599
Securities held to maturity, at cost (fair value of $436,388 at December 31, 2014 and $421,064 at March 31, 2014)	427,698	418,696
Loans receivable	632,247	587,578
Allowance for loan losses	(3,375)	(3,071)

Net Loans	628,872	584,507

Bank owned life insurance	55,473	42,037
Premises and equipment	7,225	7,397
Federal Home Loan Bank of New York stock	6,266	7,889
Interest receivable	3,268	3,281
Real estate owned	—	—
Other assets	4,888	6,003

Total Assets	$1,198,171	$1,265,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$11,971	$17,101
Interest bearing	699,515	746,811

Total Deposits	711,486	763,912

Advances from Federal Home Loan Bank of New York	112,500	142,500
Advance payments by borrowers for taxes and insurance	6,548	6,127
Stock subscription deposits	—	154,345
Other liabilities and accrued expenses	3,872	4,969

Total Liabilities	834,406	1,071,853

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; shares issued or outstanding at December 31, 2014 - none; 1,000,000 shares authorized; shares issued or outstanding at March 31, 2014 - none	—	—
Common stock ($.01 par value), 85,000,000 shares authorized, 27,144,772 shares issued and outstanding at December 31, 2014; 75,000,000 shares authorized, 30,530,470 shares issued and 26,528,999 shares outstanding at March 31, 2014	271	305
Paid-in capital	273,265	136,688
Deferred compensation obligation under Rabbi Trust	229	346
Retained earnings	103,077	104,110
Treasury stock, at cost; shares at December 31, 2014 - none; 4,001,471 shares at March 31, 2014	—	(43,250)
Common stock acquired by Employee Stock Ownership Plan (“ESOP”)	(12,750)	(3,480)
Accumulated other comprehensive loss	(327)	(315)
Stock held by Rabbi Trust	—	(267)

Total Stockholders’ Equity	363,765	194,137

Total Liabilities and Stockholders’ Equity	$1,198,171	$1,265,990

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Interest Income:
Loans	$5,919	$5,471	$17,394	$15,433
Mortgage-backed securities	2,281	2,492	6,985	7,822
Debt securities	704	569	1,960	1,692
Other interest-earning assets	89	51	265	133

Total Interest Income	8,993	8,583	26,604	25,080

Interest Expense:
Deposits	1,671	1,909	5,113	5,951
Advances	578	582	1,764	1,568

Total Interest Expense	2,249	2,491	6,877	7,519

Net Interest Income	6,744	6,092	19,727	17,561
Provision for Loan Losses	178	128	617	664

Net Interest Income after Provision for Loan Losses	6,566	5,964	19,110	16,897

Non-Interest Income:
Fees and service charges	55	66	179	185
Bank owned life insurance	342	245	937	763
Gain on sale of securities	—	—	102	566
Other	—	—	1	1

Total Non-Interest Income	397	311	1,219	1,515

Non-Interest Expenses:
Salaries and employee benefits	2,323	2,065	7,173	6,154
Occupancy expense of premises	354	390	1,102	1,167
Equipment	370	309	1,128	921
Directors’ compensation	207	212	792	651
Advertising and marketing	133	45	270	196
Legal	46	73	162	147
Federal deposit insurance premium	125	132	408	375
Other	517	387	1,709	1,299

Total Non-Interest Expenses	4,075	3,613	12,744	10,910

Income before Income Taxes	2,888	2,662	7,585	7,502
Income Taxes	948	907	2,544	2,594

Net Income	$1,940	$1,755	$5,041	$4,908

Net Income per Common Share:
Basic	$0.08	$0.07	$0.20	$0.19

Diluted	$0.08	$0.07	$0.20	$0.19

Dividends per common share	$0.06	$0.06	$0.24	$0.18

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,594,330	25,387,026	25,390,644	25,324,833

Diluted	25,727,808	25,642,647	25,565,377	25,570,039

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Net income	$1,940	$1,755	$5,041	$4,908

Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale, net of income (taxes) benefit of $(36), $19, $(16) and $100, respectively	52	(27)	23	(145)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $0, $0, $42 and $120, respectively (A)	—	—	(60)	(175)
Benefit plan amortization, net of income (taxes) of $(6), $(8), $(19) and $(26), respectively (B)	8	12	25	38

Total other comprehensive income (loss)	60	(15)	(12)	(282)

Total comprehensive income	$2,000	$1,740	$5,029	$4,626

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)	Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors’ compensation line. The related income tax amounts are included in the income taxes.

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

	Common Stock		Paid-In	Deferred Compensation Obligation Under	Retained	Treasury	Common Stock Acquired	Accumulated Other Comprehensive	Stock Held by Rabbi
	Shares	Par Value	Capital	Rabbi Trust	Earnings	Stock	by ESOP	(Loss)	Trust	Total
Nine Months Ended December 31, 2014
Balance - March 31, 2014	26,528,999	$305	$136,688	$346	$104,110	$(43,250)	$(3,480)	$(315)	$(267)	$194,137
Net income	—	—	—	—	5,041	—	—	—	—	5,041
Other comprehensive loss, net of income tax	—	—	—	—	—	—	—	(12)	—	(12)
ESOP shares committed to be released	—	—	223	—	—	—	966	—	—	1,189
Stock option expense	—		17							17
Forfeited restricted stock awards	(1,175)	—	—	—	—	—	—		—	—
Repurchase restricted stock awards	(887)	—	(11)	—	—	—	—	—	—	(11)
Restricted stock awards earned	—	—	37	—	—	—	—	—	—	37
Funding of Supplemental Executive Retirement Plan	—	—	—	192	—	—	—	—	(25)	167
Supplemental Executive Retirement Plan distribution	—	—	—	(309)	—	—	—	—	292	(17)
Tax benefit from stock based compensation	—	—	283	—	—	—	—	—	—	283
Exercise of stock options	554,685	5	5,791	—	—	—	—	—	—	5,796
Cash dividends declared ($0.24 per share)	—	—	—	—	(6,074)	—	—	—	—	(6,074)
Second-step conversion and stock offering, net of offering expenses	63,150	(39)	130,237			43,250	(10,236)			163,212

Balance - December 31, 2014	27,144,772	$271	$273,265	$229	$103,077	$—	$(12,750)	$(327)	$—	$363,765

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,041	$4,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	445	479
Net amortization (accretion) of deferred fees and costs, premiums and discounts	301	84
Provision for loan losses	617	664
Realized gain on sale of securities available for sale	(102)	(295)
Realized gain on sale of securities held to maturity	—	(271)
Loss on write-down of real estate owned	—	11
Loss (gain) on sale of real estate owned	7	(75)
Decrease (increase) in interest receivable	13	(58)
Deferred income tax expense (benefit)	443	(193)
Decrease (increase) in other assets	722	(500)
(Decrease) increase in accrued interest payable	(6)	85
(Decrease) increase in other liabilities	(1,091)	130
Increase in cash surrender value of bank owned life insurance	(936)	(763)
ESOP shares committed to be released	1,189	678
Restricted stock expense	37	50
Stock option expense	17	34
Deferred compensation obligation under Rabbi Trust	150	17

Net cash provided by operating activities	6,847	4,985

Cash flows from investing activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	1,022	6,729
Securities held for maturity	72,305	67,193
Proceeds from sale of securities available for sale	1,022	4,659
Proceeds from sale of securities held to maturity	—	5,579
Redemptions of Federal Home Loan Bank of New York stock	1,751	58
Purchases of:
Securities available for sale	(17,231)	—
Securities held for maturity	(81,505)	(59,404)
Loans receivable	(41,559)	(67,834)
Bank owned life insurance	(12,500)	—
Premises and equipment	(273)	(161)
Federal Home Loan Bank of New York stock	(128)	(3,150)
Net increase in loans receivable	(3,637)	(53,712)
Proceeds from sale of real estate owned	117	645

Net cash (used in) investing activities	(80,616)	(99,398)

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Nine Months Ended December 31,
	2014	2013
Cash flows from financing activities:
Net (decrease) increase in deposits	$(52,426)	$10,837
Net (decrease) increase in short-term advances from Federal Home Loan Bank of New York	(30,000)	15,000
Proceeds from long-term advances from Federal Home Loan Bank of New York	—	55,000
Net increase in payments by borrowers for taxes and insurance	421	855
Net proceeds from stock offering	8,867	—
Repurchase restricted stock award	(11)	—
Exercise of stock options	5,796	3,106
Dividends paid	(6,074)	(4,647)
Purchase of treasury stock	—	(21)
Income tax benefit from stock based compensation	283	288

Net cash (used in) provided by financing activities	(73,144)	80,418

Net (decrease) in cash and cash equivalents	(146,913)	(13,995)
Cash and cash equivalents - beginning	192,581	25,896

Cash and cash equivalents - ending	$45,668	$11,901

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$6,883	$7,434

Income taxes paid	$3,224	$3,093

Non cash activities:
Amounts due to brokers for security purchase	$—	$(3,050)

Transfer from loans receivable to real estate owned	$124	$366

Issuance of common stock funded by stock subscriptions received prior to April 1, 2014	$154,345	$—

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Clifton Bancorp Inc. (the “Company”) is a Maryland corporation incorporated in November 2013 to be the successor to Clifton Savings Bancorp, Inc. (“Clifton Savings Bancorp”) upon completion of the second-step conversion of Clifton Savings Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Clifton MHC was the former mutual holding company for Clifton Savings Bancorp prior to completion of the second-step conversion and owned 16,791,758 shares or approximately 64%, of the outstanding shares of common stock of Clifton Savings Bancorp prior to the second-step conversion. In conjunction with the second-step conversion, Clifton MHC merged into Clifton Savings Bancorp (and ceased to exist), and Clifton Savings Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on April 1, 2014, at which time the Company sold, for net proceeds of $163.2 million, a total of 17,059,448 shares of common stock at $10.00 per share, including 1,023,566 shares purchased by the Clifton Savings Bank Employee Stock Ownership Plan. As part of the second-step conversion, each of the existing 9,737,241 outstanding shares of Clifton Savings Bancorp common stock owned by persons other than Clifton MHC was converted into 0.9791 of a share of Company common stock. As a result of the second-step conversion, all share information for period prior to April 1, 2014 has been adjusted to reflect the 0.9791 exchange ratio.

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiary, Botany Inc. (“Botany”). Because the Bank’s second-step conversion was completed on April 1, 2014, all financial and other information before that date that is included in this Quarterly Report on Form 10-Q is derived from the consolidated financial statements of Clifton Savings Bancorp. The Company’s business consists principally of investing in securities and the operations of the Bank. Botany’s business consists solely of holding investment and mortgage-backed securities, and Botany is treated under New Jersey tax law as a New Jersey investment company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended December 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Clifton Savings Bancorp’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 6, 2014.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Basic and diluted EPS have been determined based on the adjusted numbers of weighted average shares. The calculation of diluted EPS for the three and nine months ended December 31, 2014 includes 133,334 and 174,733 incremental shares, respectively, related to outstanding stock options. The calculation of diluted EPS for the three and nine months ended December 31, 2013 includes 255,621 and 245,206 incremental shares, respectively, related to outstanding stock options. As a result of the second-step conversion, the 2013 period shares were adjusted to reflect the 0.9791 exchange ratio. Shares issued or retired during any period are weighted for the portion of the period they were outstanding. During the three and nine months ended December 31, 2014 and 2013, no options were antidilutive.

3. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(In Thousands)

Service cost	$44	$40	$133	$120
Interest cost	30	35	90	105
Amortization of unrecognized net loss	5	12	14	36
Amortization of past service cost	10	10	30	30
Settlement charge	—	—	171	—

Net periodic benefit cost	$89	$97	$438	$291

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$—	$7	$4,993
Mortgage-backed securities:
Federal National Mortgage Association	13,702	129	11	13,820

Total available for sale securities	$18,702	$129	$18	$18,813

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$3,425	$174	$—	$3,599

Total available for sale securities	$3,425	$174	$—	$3,599

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$74,896	$253	$162	$74,987
Corporate bonds	45,010	1,213	—	46,223
Municipal bonds	19,163	18	7	19,174

	139,069	1,484	169	140,384

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	69,338	2,914	225	72,027
Federal National Mortgage Association	201,091	4,935	1,505	204,521
Governmental National Mortgage Association	18,200	1,317	61	19,456

	288,629	9,166	1,791	296,004

Total held to maturity securities	$427,698	$10,650	$1,960	$436,388

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES (CONT’D)

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$69,938	$244	$152	$70,030
Corporate bonds	49,981	1,536	—	51,517

	119,919	1,780	152	121,547

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	79,158	2,599	1,407	80,350
Federal National Mortgage Association	198,798	3,560	5,203	197,155
Governmental National Mortgage Association	20,821	1,313	122	22,012

	298,777	7,472	6,732	299,517

Total held to maturity securities	$418,696	$9,252	$6,884	$421,064

Contractual maturity data for securities are as follows:

	December 31, 2014
	Amortized Cost	Fair Value
	(In Thousands)
Available for sale:
Debt securities:
Due after one but within five years	$5,000	$4,993

Mortgage-backed securities:
Due after five through ten years	2,276	2,274
Due after ten years	11,426	11,546

	13,702	13,820

Total available for sale securities	$18,702	$18,813

Held to maturity:
Debt securities:
Due less than one year	$22,406	$22,499
Due after one through five years	85,391	86,005
Due after five through ten years	25,498	26,084
Due after ten years	5,774	5,796

	139,069	140,384

Mortgage-backed securities:
Due after one through five years	15,767	15,694
Due after five through ten years	70,003	69,426
Due after ten years	202,859	210,884

	288,629	296,004

Total held to maturity securities	$427,698	$436,388

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

The age of gross unrealized losses and the fair value of related securities at December 31 and March 31, 2014 were as follows:

	Less Than 12 Months		12 Months or More		Total
December 31, 2014:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$4,993	$7	$—	$—	$4,993	$7

Mortgage-backed securities:
Federal National Mortgage Association	7,131	11	—	—	7,131	11

Total available for sale securities	$12,124	$18	$—	$—	$12,124	$18

Held to maturity:
Debt securities:
Municipal bonds	$12,579	$7	$—	$—	$12,579	$7
Government-sponsored enterprises	34,855	94	9,932	68	44,787	162

	47,434	101	9,932	68	57,366	169

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	15,855	225	15,855	225
Federal National Mortgage Association	3,776	29	91,785	1,476	95,561	1,505
Government National Mortgage Association	—	—	1,492	61	1,492	61

	3,776	29	109,132	1,762	112,908	1,791

Total held to maturity securities	$51,210	$130	$119,064	$1,830	$170,274	$1,960

	Less Than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$39,787	$152	$—	$—	$39,787	$152

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	33,882	1,405	169	2	34,051	1,407
Federal National Mortgage Association	105,693	4,546	10,473	657	116,166	5,203
Government National Mortgage Association	—	—	1,461	122	1,461	122

	139,575	5,951	12,103	781	151,678	6,732

Total held to maturity securities	$179,362	$6,103	$12,103	$781	$191,465	$6,884

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SECURITIES (CONT’D)

Management does not believe that any of the unrealized losses at December 31, 2014 (ten bonds of Government-sponsored enterprises and eight municipal bonds included in debt securities, and twenty-five FNMA mortgage-backed securities, five FHLMC mortgage-backed securities, and one GNMA mortgage-backed security) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

During the nine months ended December 31, 2014, the proceeds from the sale of a security available for sale totaled $1.0 million, resulting in a gross realized gain of $102,000. During the nine months ended December 31, 2013, the proceeds from sales of securities available for sale totaled $4.7 million and the proceeds from sales of securities held to maturity totaled $5.6 million, resulting in gross realized gains of $295,000 and $272,000, respectively, and gross realized losses of $-0- and $1,000, respectively. The remaining principal balance for each of the held to maturity securities sold was less than 15% of the original principal purchased.

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	December 31,	March 31,
	2014	2014
	(In Thousands)
Real estate:
One- to four-family	$550,296	$526,670
Multi-family	34,098	21,565
Commercial	34,600	25,156
Construction	388	553

	619,382	573,944
Consumer:
Second mortgage	7,168	8,661
Passbook or certificate	624	758
Equity lines of credit	2,400	2,255
Other loans	70	60

	10,262	11,734

Total Loans	629,644	585,678

Loans in process	(65)	(207)
Net purchase premiums, discounts, and deferred loan costs	2,668	2,107

	2,603	1,900

Total Loans, Net	$632,247	$587,578

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

Real Estate:

1. One- to Four-Family Loans - consists of loans secured by first liens on either owner occupied or investment properties. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank has always had conservative underwriting standards and does not have sub-prime loans in its loan portfolio.

2. Multi-Family Loans - consists of loans secured by multi-family real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank believes it has always had conservative underwriting standards.

3. Commercial Loans - consists of loans secured by commercial real estate which generally involve a greater degree of risk than one- to four-family residential mortgage loans. These loans can be affected by economic conditions and the value of the underlying properties. The risk is considered relatively low as the Bank believes it has always had conservative underwriting standards. These loans are affected by economic conditions to a greater degree than one- to four-family and multi-family loans.

4. Construction Loans - consists primarily of the financing of construction of one- to four-family properties or construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

improved, occupied real estate due to uncertainty of construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions.

Consumer:

1. Second Mortgage and Equity Lines of Credit - consists of one- to four-family loans secured by first, second or third liens (when the Bank has the two other lien positions) or, in one instance, a commercial property. These loans are affected by the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The credit risk is considered slightly higher than one- to four-family first lien loans as these loans are also dependent on the value of underlying properties, but in many instances, have the added risk of a subordinate collateral position.

2. Passbook or Certificate and Other Loans - consists of loans secured by passbook accounts and certificates of deposits and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans, included in other loans, are two loans in a New Jersey loan fund and they also are considered a low credit risk.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The change in the allowance for loan losses for the three and nine months ended December 31, 2014 and 2013 is as follows:

	One- to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At September 30, 2014:
Total allowance for loan losses	$2,560	$290	$304	$2	$44	$—	$50	$3,250
Charge-offs	(53)		—	—	—	—	—	(53)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	158	(2)	3	—	(2)	—	21	178

At December 31, 2014:
Total allowance for loan losses	$2,665	$288	$307	$2	$42	$—	$71	$3,375

	One- to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2014:
Total allowance for loan losses	$2,460	$186	$224	$2	$45	$1	$153	$3,071
Charge-offs	(313)	—	—	—	—	—	—	(313)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	518	102	83	—	(3)	(1)	(82)	617

At December 31, 2014:
Total allowance for loan losses	$2,665	$288	$307	$2	$42	$—	$71	$3,375

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At September 30, 2013:
Total allowance for loan losses	$2,440	$236	$165	$3	$49	$—	$57	$2,950
Charge-offs	—	(28)	—	—	—	—	—	(28)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	29	(19)	62	(1)	2	1	54	128

At December 31, 2013:
Total allowance for loan losses	$2,469	$189	$227	$2	$51	$1	$111	$3,050

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2013:
Total allowance for loan losses	$2,127	$187	$99	$5	$38	$1	$43	$2,500
Charge-offs	(90)	(28)	—	—	—	—	—	(118)
Recoveries	4	—	—	—	—	—	—	4
Provision charged to operations	428	30	128	(3)	13	—	68	664

At December 31, 2013:
Total allowance for loan losses	$2,469	$189	$227	$2	$51	$1	$111	$3,050

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at December 31 and March 31, 2014.

December 31, 2014	One- to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,665	288	307	2	42	—	71	3,375

Total	$2,665	$288	$307	$2	$42	$—	$71	$3,375

Loans:
Individually evaluated for impairment	$888	$204	$440	$—	$13	$—	$—	$1,545
Collectively evaluated for impairment	549,408	33,894	34,160	388	9,555	694	—	628,099

Total	$550,296	$34,098	$34,600	$388	$9,568	$694	$—	$629,644

March 31, 2014	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,460	186	224	2	45	1	153	3,071

Total	$2,460	$186	$224	$2	$45	$1	$153	$3,071

Loans:
Individually evaluated for impairment	$387	$208	$247	$—	$—	$—	$—	$842
Collectively evaluated for impairment	526,283	21,357	24,909	553	10,916	818	—	584,836

Total	$526,670	$21,565	$25,156	$553	$10,916	$818	$—	$585,678

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of classified loan balances are as follows at December 31 and March 31, 2014:

December 31, 2014	One- to Four -Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$544,918	$34,098	$34,160	$388	$9,474	$694	623,732
Classified:
Special mention	1,758	—	—	—	20	—	1,778
Substandard	3,620	—	440	—	74	—	4,134
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$550,296	$34,098	$34,600	$388	$9,568	$694	$629,644

March 31, 2014	One- to Four -Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$520,172	$21,565	$24,909	$553	$10,848	$818	578,865
Classified:
Special mention	1,322	—	—	—	31	—	1,353
Substandard	5,176	—	247	—	37	—	5,460
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total loans	$526,670	$21,565	$25,156	$553	$10,916	$818	$585,678

The following table provides information with respect to the Bank’s nonaccrual loans at December 31 and March 31, 2014. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and, or interest become doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	December 31,	March 31,
	2014	2014
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$3,480	$4,848
Commercial	440	247
Consumer and other loans:
Second mortgage	74	37

Total nonaccrual loans	$3,994	$5,132

The following table provides information about delinquencies in the Bank’s loan portfolio at December 31 and March 31, 2014.

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One- to four-family	$4,547	$935	$1,620	$7,102	$543,194	$550,296
Multi-family	—	—	—	—	34,098	34,098
Commercial	—	196	244	440	34,160	34,600
Construction	—	—	—	—	388	388
Consumer and other loans:
Second mortgage and equity lines of credit	6	13	60	79	9,489	9,568
Passbook or certificate and other loans	55	—	—	55	639	694

Total	$4,608	$1,144	$1,924	$7,676	$621,968	$629,644

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Gross Loans
	(In Thousands)
Real estate loans:
One- to four-family	$2,278	$914	$2,150	$5,342	$521,328	$526,670
Multi-family	—	—	—	—	21,565	21,565
Commercial	—	—	247	247	24,909	25,156
Construction	—	—	—	—	553	553
Consumer and other loans:
Second mortgage and equity lines of credit	24	—	37	61	10,855	10,916
Passbook or certificate and other loans	—	—	—	—	818	818

Total	$2,302	$914	$2,434	$5,650	$580,028	$585,678

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

There were no loans that are past due greater than 90 days that were accruing as of December 31 and March 31, 2014.

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

Impaired loans, none of which had a related allowance at or for the three and nine months ending December 31, 2014 and 2013, and at or for the year ended March 31, 2014, were as follows:

At or For The Three Months Ended December 31, 2014	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$888	$1,062	$829	$5
Multi-family	204	231	205	3
Commercial	440	440	442	5
Consumer and other loans:
Second mortgage	13	13	3	—

Total impaired loans	$1,545	$1,746	$1,479	$13

At or For The Three Months Ended December 31, 2013	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$316	$488	$316	$4
Multi-family	209	237	105	4
Commercial	248	248	248	4

Total impaired loans	$773	$973	$669	$12

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

At or For The Nine Months Ended December 31, 2014	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$888	$1,062	$704	$14
Multi-family	204	231	206	9
Commercial	440	440	324	15
Consumer and other loans:
Second mortgage	13	13	1	—

Total impaired loans	$1,545	$1,746	$1,235	$38

At or For The Nine Months Ended December 31, 2013	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$316	$488	$380	$13
Multi-family	209	237	42	4
Commercial	248	248	249	10

Total impaired loans	$773	$973	$671	$27

At or For The Year Ended March 31, 2014	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$387	$558	$376	$17
Multi-family	208	235	80	7
Commercial	247	247	249	12

Total impaired loans	$842	$1,040	$705	$36

The recorded investment in loans modified in a troubled debt restructuring totaled $788,000 and $523,000, respectively, at December 31 and March 31, 2014, of which $0 and $8,000, respectively, were 90 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at December 31 and March 31, 2014. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents troubled debt restructurings by class during the periods indicated.

	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Charge-off Recorded Upon Restructuring
		(Dollar In Thousands)
Three Months Ended December 31, 2014
One- to Four-Family Real Estate	1	$58	$58	$—
Second Mortgage Consumer Loan	1	13	13	—

	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Charge-off Recorded Upon Restructuring
		(Dollar In Thousands)
Three Months Ended December 31, 2013
Multi-Family Real Estate	1	$237	$209	$—

	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Charge-off Recorded Upon Restructuring
		(Dollar In Thousands)

Nine Months Ended December 31, 2014
One- to Four-Family Real Estate	2	$272	$265	$7
Second Mortgage Consumer Loan	1	13	13	—

	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Charge-off Recorded Upon Restructuring
		(Dollar In Thousands)
Nine Months Ended December 31, 2013
Multi-Family Real Estate	1	$237	$209	$—

There were no new troubled debt restructurings which defaulted within twelve months of restructuring during the three and nine months ended December 31, 2014 and 2013.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 and March 31, 2014 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
December 31, 2014:
Securities available for sale:
Debt securities:
Government-sponsored enterprises	$4,993	$—	$4,993	$—
Mortgage-backed securities:
Federal National Mortgage Association	13,820	—	13,820	—

Total securities available for sale	$18,813	$—	$18,813	$—

March 31, 2014:
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$3,599	$—	$3,599	$—

Total securities available for sale	$3,599	$—	$3,599	$—

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE (CONT’D)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, and March 31, 2014 are as follows:

Description	Carrying Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
December 31, 2014
Impaired loans	$245	$—	$—	$245
March 31, 2014
Impaired loan	$72	$—	$—	$72

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31 or March 31, 2014.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in Thousand)
December 31, 2014
Impaired loans	$245	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)
March 31, 2014
Impaired loan	$72	Market valuation of underlying collateral (1)	Selling costs (2)	9% (9%)

(1)	Fair value is based on either contract sales prices or third party appraisals.
(2)	Includes estimated costs to sell.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31 and March 31, 2014.

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

Real Estate Owned

Real estate owned, acquired through foreclosure or deed-in-lieu of foreclosure, is initially recorded at fair value less estimated costs to sell and subsequently carried at the lower of such initially recorded amount or current fair value less estimated selling costs. Fair value is estimated through current appraisals by licensed appraisers and, as such, foreclosed real estate properties are included as Level 3 assets.

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

As of December 31, and March 31, 2014, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

December 31, 2014	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$45,668	$45,668	$45,668	$—	$—
Securities available for sale	18,813	18,813	—	18,813	—
Securities held to maturity	427,698	436,388	—	436,388	—
Net loans receivable	628,872	637,767	—	—	637,767
Federal Home Loan Bank of New York stock	6,266	6,266	—	6,266	—
Interest receivable	3,268	3,268	—	3,268	—
Financial liabilities:
Deposits	711,486	717,589	—	717,589	—
FHLB advances	112,500	115,989	—	115,989	—
Interest payable	262	262	—	262	—

March 31, 2014	Carrying Value	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$192,581	$192,581	$192,581	$—	$—
Securities available for sale	3,599	3,599	—	3,599	—
Securities held to maturity	418,696	421,064	—	421,064	—
Net loans receivable	584,507	584,131	—	—	584,131
Federal Home Loan Bank of New York stock	7,889	7,889	—	7,889	—
Interest receivable	3,281	3,281	—	3,281	—
Financial liabilities:
Deposits	763,912	768,233	—	768,233	—
FHLB advances	142,500	146,655	—	146,655	—
Stock subscription deposits	154,345	154,345	154,345	—	—
Interest payable	267	267	—	267	—

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. RECENT ACCOUNTING PRONOUNCEMENTS

On January 17, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40); Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” The amendments in the ASU clarify when an in substance repossession or foreclosure occurs - that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this standard effective April 1, 2015 is not expected to have a material impact on the Company’s consolidated financial statements.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II - “Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 under Part I - “Item 1A. Risk Factors”. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Overview of Financial Condition and Results of Operations

The Company’s results of operations depend primarily on its net interest income, which is a function of the interest rate environment. Net interest income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. It is a function of the average balances of loans and securities versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and securities and the cost of those deposits and borrowed funds.

Interest-earning assets consist primarily of investment securities and mortgage-backed securities and net loans which comprised 37.3% and 52.5%, respectively, of total assets at December 31, 2014, as compared to 33.4% and 46.2%, respectively, of total assets at March 31, 2014. Cash and cash equivalents decreased to 3.8% of total assets at December 31, 2014, as compared to 15.2% at March 31, 2014. The Company’s mortgage-backed securities portfolio at December 31, 2014 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment securities portfolio consists of approximately 55.5% U.S. government-sponsored or guaranteed enterprises, 31.2% corporate bonds and 13.3% municipal bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”). Deposits decreased $52.4 million, or 6.9%, between March 31, 2014 and December 31, 2014. The decrease in deposits was mainly due to downsizing of higher priced, rate-sensitive deposit accounts. In addition, $5.9 million in deposits outstanding at March 31, 2014 were used to purchase stock in the second-step conversion subscription offering. Borrowed funds decreased $30.0 million, or 21.1%, to $112.5 million at December 31, 2014 as two borrowings were repaid in accordance with their original terms during the period.

Net interest income increased $652,000, or 10.7%, during the three months ended December 31, 2014, when compared with the same 2013 period. This increase in net interest income was due to a $410,000 increase in interest income coupled with a $242,000 decrease in total interest expense. Average interest-earning assets increased $80.9 million, or 7.8%, compared with the same 2013 period, while average interest-bearing liabilities decreased $60.2 million, or 6.8%, when compared with the same 2013 period. The $141.1 million increase in average net interest-earning assets was mainly attributable to funds received from the second-step conversion, which are reflected in increases in the average balances of $55.4 million in loans, $10.4 million in investment securities, and $26.4 million in other interest-earning assets, coupled with decreases in interest bearing deposits of $57.7 million, and in borrowings of $2.5 million, partially offset by a decrease of $11.3 million in mortgage-backed securities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

The net interest rate spread decreased 7 basis points during the three months ended December 31, 2014, to 2.12% from 2.19%. This was due to a decrease of 10 basis points in the yield on interest-earning assets offset by a decrease of 3 basis points in the cost of interest-bearing liabilities.

Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended December 31, 2014, non-interest income increased $86,000, or 27.7%, as compared to the comparable period in 2013 as the result of an increase in income from bank owned life insurance. The Bank purchased $12.5 million of bank owned life insurance during the period. Provision for loan losses increased $50,000, or 39.1%, for the three months ended December 31, 2014, and non-interest expenses increased $462,000, or 12.8%, between periods.

Changes in Financial Condition

Assets at December 31, 2014 totaled $1.20 billion, which represents a decrease of $67.8 million, or 5.4%, as compared with $1.27 billion at March 31, 2014. The decrease in total assets was primarily due to paying down borrowings and managing the cost of funds by allowing controlled deposit runoff during the nine months ended December 31, 2014.

Cash and cash equivalents decreased $146.9 million, or 76.3%, to $45.7 million at December 31, 2014 as compared to $192.6 million at March 31, 2014, mainly because of the inclusion of stock subscription deposits of $154.3 million at March 31, 2014. Cash and cash equivalents were redeployed into higher-yielding assets following the completion of the second-step conversion.

Securities available for sale at December 31, 2014 increased $15.2 million, or 422.7%, to $18.8 million from $3.6 million at March 31, 2014. The increase during the nine months ended December 31, 2014 resulted primarily from purchases of $17.2 million, repayments of $1.0 million, proceeds of $1.0 million from the sale of an available for sale security, and a decrease of $63,000 in the unrealized gain on the available for sale portfolio.

Securities held to maturity at December 31, 2014 increased $9.0 million, or 2.2%, to $427.7 million from $418.7 million at March 31, 2014. The increase during the nine months ended December 31, 2014 resulted primarily from purchases of securities totaling $81.5 million, partially offset by maturities, calls and repayments totaling $72.3 million.

Net loans at December 31, 2014 increased $44.4 million, or 7.6%, to $628.9 million when compared with $584.5 million at March 31, 2014. The increase during the nine months ended December 31, 2014 resulted primarily from origination volume and purchases of loans exceeding repayment levels. One- to four-family real estate loans increased $23.6 million, or 4.5%, while multi-family and commercial real estate loans increased $22.0 million, or 47.0%.

Total liabilities decreased $237.4 million, or 22.2%, to $834.4 million at December 31, 2014 from $1.07 billion at March 31, 2014. At March 31, 2014, liabilities included $154.3 million in stock subscription deposits associated with the second-step conversion. Deposits at December 31, 2014 decreased $52.4 million, or 6.9%, to $711.5 million when compared with $763.9 million at March 31, 2014 mainly due to downsizing of higher priced, rate-sensitive deposit

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition (Cont’d)

accounts. In addition, $5.9 million in deposits outstanding on March 31, 2014 were used to purchase stock in the second-step conversion. From March 31, 2014 to December 31, 2014, borrowed funds decreased $30.0 million, or 21.1%, as two borrowings were repaid in accordance with their original terms. At December 31, 2014, the remaining borrowings of $112.5 million had a weighted average interest rate of 2.01% and had an average term of 21 months.

Total stockholders’ equity increased $169.7 million, or 87.4%, to $363.8 million at December 31, 2014 from $194.1 million at March 31, 2014. The increase resulted from net proceeds from the second-step conversion of $163.2 million and net income of $5.0 million, partially offset by cash dividends paid of $6.1 million.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013 (Cont’d.)

	Three Months Ended December 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$624,831	$5,919	3.79%	$569,387	$5,471	3.84%
Mortgage-backed securities	302,989	2,281	3.01%	314,301	2,492	3.17%
Investment securities	150,325	704	1.87%	139,956	569	1.63%
Other interest-earning assets	37,554	89	0.95%	11,142	51	1.83%

Total interest-earning assets	1,115,699	8,993	3.22%	1,034,786	8,583	3.32%

Non-interest-earning assets	85,720			61,952

Total assets	$1,201,419			$1,096,738

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$55,006	18	0.13%	$57,625	19	0.13%
Savings and Club accounts	138,601	59	0.17%	160,750	135	0.34%
Certificates of deposit	514,687	1,594	1.24%	547,575	1,755	1.28%

Total interest-bearing deposits	708,294	1,671	0.94%	765,950	1,909	1.00%
FHLB Advances	112,500	578	2.06%	115,000	582	2.02%

Total interest-bearing liabilities	820,794	2,249	1.10%	880,950	2,491	1.13%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	10,662			16,527
Other non-interest-bearing liabilities	9,744			9,904

Total non-interest-bearing liabilities	20,406			26,431

Total liabilities	841,200			907,381
Stockholders’ equity	360,219			189,357

Total liabilities and stockholders’ equity	$1,201,419			$1,096,738

Net interest income		$6,744			$6,092

Interest rate spread			2.12%			2.19%
Net interest margin			2.42%			2.35%
Average interest-earning assets to average interest-bearing liabilities	1.36 x			1.17 x

Net income increased $185,000, or 10.5%, to $1.94 million for the three months ended December 31, 2014 compared with $1.76 million for the same 2013 period. The increase in net income during the 2014 period resulted primarily from an increase of $410,000, or 4.8%, in interest income, an increase of $86,000, or 27.7%, in non-interest income, and a decrease of $242,000, or 9.7%, in interest expense, partially offset by increases of $50,000, or 39.1%, in provision for loan losses, $462,000, or 12.8%, in non-interest expenses, and $41,000, or 4.5%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013 (Cont’d.)

Interest income on loans increased by $448,000, or 8.2%, to $5.92 million during the three months ended December 31, 2014, when compared with $5.47 million for the same 2013 period. The increase during the 2014 period mainly resulted from an increase of $55.4 million, or 9.7%, in the average balance when compared to the same period in 2013, partially offset by a decrease of 5 basis points in the yield earned on the loan portfolio, to 3.79% from 3.84%. Interest income on mortgage-backed securities decreased $211,000, or 8.5%, to $2.28 million during the three months ended December 31, 2014, when compared with $2.49 million for the same 2013 period. The decrease during the 2014 period resulted from a decrease of 16 basis points in the yield earned on mortgage-backed securities to 3.01% from 3.17%, coupled with a decrease of $11.3 million, or 3.6%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $135,000, or 23.7%, to $704,000 during the three months ended December 31, 2014, when compared to $569,000 during the same 2013 period, due to an increase in the average balance of $10.4 million, or 7.4%, coupled with a 24 basis point increase in yield to 1.87% from 1.63%. Interest earned on other interest-earning assets increased by $38,000, or 74.5%, to $89,000 during the three months ended December 31, 2014, when compared to $51,000 during the same 2013 period. The increase was primarily due to an increase of $26.4 million, or 237.1%, in the average balance, partially offset by an 88 basis point decrease in the yield to 0.95% from 1.83%. The average balance of other interest-earning assets increased as funds received from calls and principal repayments of investment and mortgage-backed securities were kept in cash and cash equivalents. The decrease in the yields on most interest-earning assets was the result of continued overall lower market interest rates.

Interest expense on deposits decreased $238,000, or 12.5%, to $1.67 million during the three months ended December 31, 2014, when compared to $1.91 million during the same 2013 period. The decrease was primarily attributable to a decrease of 6 basis points in the cost of interest-bearing deposits to 0.94% from 1.00%, coupled with a decrease of $57.7 million, or 7.5%, in the average balance of interest-bearing deposits. Interest expense on borrowed money decreased approximately $4,000, or 0.7%, to $578,000 during the three months ended December 31, 2014 when compared with $582,000 during the same 2013 period. The decrease was primarily attributable to a decrease of $2.5 million, or 2.2%, in the average balance of borrowings, partially offset by an increase of 4 basis points in the cost of borrowings to 2.06% from 2.02%. The $60.2 million decrease in average interest-bearing liabilities was due to a decrease of $57.7 million in interest-bearing deposits, and a decrease of $2.5 million in the average balance of borrowings. Net interest income increased $652,000, or 10.7%, during the three months ended December 31, 2014, to $6.74 million when compared to $6.09 million for the same 2013 period. The net interest rate spread decreased 7 basis points due to a 10 basis point decrease in in the yield earned on interest-earning assets, partially offset by a decrease of 3 basis points in the cost of interest-bearing liabilities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013 (Cont’d.)

The provision for loan losses was $178,000 for the three months ended December 31, 2014 as compared to $128,000 for the same period in 2013. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2014 and 2013, the Bank’s non-accrual loans totaled $4.0 million and $4.6 million, respectively, representing 0.63% and 0.79%, respectively, of total gross loans, and 0.33% and 0.41%, respectively, of total assets. At March 31, 2014, nonaccrual loans totaled $5.1 million, or 0.88% and 0.41% of total gross loans and total assets, respectively. During the three months ended December 31, 2014, the Bank recorded a $53,000 charge-off on a one- to four-family residential real estate loan. During the three months ended December 31, 2013, the Bank recorded a $28,000 charge off on a multi-family real estate loan that was restructured. At December 31, 2014, non-accrual loans consisted of twenty-one loans secured by one- to four-family residential real estate, two loans secured by commercial real estate, and two second mortgage loans secured by one- to four-family residential real estate, while at December 31, 2013, non-accrual loans consisted of twenty-three loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, and two second mortgage loans secured by one- to four-family residential real estate. Included in non-accrual loans at December 31, 2014 are twelve loans totaling $2.1 million that were current or less than ninety days delinquent. At December 31, 2013, there were seven loans totaling $1.6 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.5 million, $842,000 and $773,000 at December 31, 2014, March 31, 2014 and December 31, 2013, respectively. The allowance for loan losses amounted to $3.38 million, $3.07 million, and $3.05 million, respectively, at December 31, 2014, March 31, 2014, and December 31, 2013, representing 0.54%, 0.52%, and 0.53% of total gross loans at December 31, 2014, March 31, 2014 and December 31, 2013, respectively.

Non-interest income increased $86,000, or 27.7%, to $397,000 for the three months ended December 31, 2014 compared to $311,000 for the three months ended December 31, 2013. The increase was primarily the result of a $97,000 increase in income from bank owned life insurance during the 2014 period.

Non-interest expenses increased $462,000, or 12.8%, to $4.08 million for the three months ended December 31, 2014, as compared to $3.61 million for the three months ended December 31, 2013. The increase was primarily the result of increases of $258,000, or 12.5%, in salaries and employee benefits, $61,000, or 19.7%, in equipment expense, $88,000, or 195.6%, in advertising and marketing expenses, and $130,000, or 33.6%, in other miscellaneous expenses. The increase in salaries and employee benefits in the 2014 period was mainly due to an increase in costs associated with the transition and expansion of our management team, along with normal annual salary and benefit expense increases, including an increase of $171,000 in ESOP expense. The increase in equipment expense was related to expenditures associated with the core processor change. The increase in advertising and marketing was related to increased efforts to offer new products and expand the Bank’s current customer base. The increase in miscellaneous expenses includes typical annual increases in operational expenses, as well as expenses associated with new investments in the Bank’s core business.

Income taxes totaled $948,000 and $907,000 during the three months ended December 31, 2014 and 2013, respectively. The increase of $41,000, or 4.5%, during the 2014 period resulted from an increase in pre-tax income, partially offset by a decrease in the effective income tax rate. The overall effective income tax rate was 32.8% in the 2014 period compared with 34.1% for the 2013 period.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2014 and 2013

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2014 and 2013 (Cont’d.)

	Nine Months Ended December 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$611,422	$17,394	3.79%	$520,633	$15,433	3.95%
Mortgage-backed securities	304,587	6,985	3.06%	325,402	7,822	3.20%
Investment securities	147,308	1,960	1.77%	134,441	1,692	1.68%
Other interest-earning assets	46,572	265	0.76%	16,159	133	1.10%

Total interest-earning assets	1,109,889	26,604	3.20%	996,635	25,080	3.36%

Non-interest-earning assets	115,236			68,720

Total assets	$1,225,125			$1,065,355

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Demand accounts	$55,862	55	0.13%	57,798	61	0.14%
Savings and Club accounts	140,499	183	0.17%	151,375	339	0.30%
Certificates of deposit	525,402	4,875	1.24%	558,358	5,551	1.33%

Total interest-bearing deposits	721,763	5,113	0.94%	767,531	5,951	1.03%
FHLB Advances	123,000	1,764	1.91%	82,500	1,568	2.53%

Total interest-bearing liabilities	844,763	6,877	1.09%	850,031	7,519	1.18%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	11,458			15,094
Other non-interest-bearing liabilities	11,527			11,812

Total non-interest-bearing liabilities	22,985			26,906

Total liabilities	867,748			876,937
Stockholders’ equity	357,377			188,418

Total liabilities and stockholders’ equity	$1,225,125			$1,065,355

Net interest income		$19,727			$17,561

Interest rate spread			2.11%			2.18%
Net interest margin			2.37%			2.35%
Average interest-earning assets to average interest-bearing liabilities	1.31 x			1.17 x

Net income increased $133,000, or 2.7%, to $5.04 million for the nine months ended December 31, 2014 compared with $4.91 million for the same 2013 period. The increase in net income during the 2014 period resulted primarily from an increase of $1.5 million, or 6.1%, in interest income, a decrease of $642,000, or 8.5%, in interest expense, a decrease in provision for loan losses of $47,000, or 7.1%, and a decrease of $50,000, or 1.9%, in income taxes, partially offset by a decrease in non-interest income of $296,000, or 19.5%, and an increase of $1.8 million, or 16.8%, in non-interest expense.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2014 and 2013 (Cont’d.)

Interest income on loans increased by $2.0 million, or 12.7%, to $17.4 million during the nine months ended December 31, 2014, when compared with $15.4 million for the same 2013 period. The increase during the 2014 period mainly resulted from an increase of $90.8 million, or 17.4%, in the average balance of loans when compared to the same period in 2013, partially offset by a decrease of 16 basis points on the yield earned on the loan portfolio to 3.79% from 3.95%. Interest income on mortgage-backed securities decreased $837,000, or 10.7%, to $7.0 million during the nine months ended December 31, 2014, when compared with $7.8 million for the same 2013 period. The decrease during the 2014 period resulted from a decrease of 14 basis points in the yield earned on mortgage-backed securities to 3.06% from 3.20%, coupled with a decrease of $20.8 million, or 6.4%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $268,000, or 15.8%, to $2.0 million during the nine months ended December 31, 2014, when compared to $1.7 million during the same 2013 period, due to an increase in the average balance of $12.9 million, or 9.6%, coupled with a 9 basis point increase in yield to 1.77% from 1.68%. Interest earned on other interest-earning assets increased by $132,000, or 99.3% to $265,000 during the nine months ended December 31, 2014, when compared to $133,000 during the same 2013 period primarily due to an increase of $30.4 million, or 188.2%, in the average balance, partially offset by a decrease of 34 basis points in yield to 0.76% from 1.10%. The increase in balances, other than mortgage-backed securities, and corresponding increases in income on loans, investment securities and other interest-earning assets resulted from the Bank’s continued emphasize on growth in its loan portfolio and the redeployment of the proceeds from the second-step conversion into higher yielding loans, investment securities and other interest-earning assets. The decrease in the yield on most interest-earning assets was the result of overall lower market interest rates.

Interest expense on deposits decreased $838,000, or 14.1%, to $5.1 million during the nine months ended December 31, 2014, when compared to $6.0 million during the same 2013 period. The decrease was primarily attributable to a decrease of 9 basis points in the cost of interest-bearing deposits to 0.94% from 1.03%, coupled with a decrease of $45.8 million, or 6.0% in the average balance of interest-bearing deposits. The decrease in the average cost of deposits reflected lower market interest rates. The decrease in the balance was the result of the Bank’s continued strategy of pricing deposits to allow for controlled outflow of non-core deposits to manage the net interest margin and spread in the current economic environment. Interest expense on borrowed money increased approximately $196,000, or 12.5%, to $1.76 million during the nine months ended December 31, 2014 when compared with $1.57 million during the same 2013 period. The increase was primarily attributable to an increase of $40.5 million, or 49.1%, in the average balance of borrowings, partially offset by a decrease of 62 basis points in the cost of borrowings to 1.91% from 2.53%. Net interest income increased $2.2 million, or 12.3% during the nine months ended December 31, 2014, to $19.7 million when compared to $17.6 million for the same 2013 period. The $5.3 million decrease in average interest-bearing liabilities was primarily due to a decrease of $45.8 million in interest-bearing deposits, partially offset by an increase of $40.5 million in borrowings. The net interest rate spread decreased 7 basis points due to a 16 basis point decrease in the average yield earned on interest-bearing assets, partially offset by a decrease of 9 basis points in the average cost of interest-bearing liabilities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2014 and 2013 (Cont’d.)

The provision for loan losses decreased $47,000, or 7.1%, to $617,000 during the nine months ended December 31, 2014 as compared to $664,000 for the same period in 2013. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013” for a discussion of non-performing and impaired loans as of December 31, 2014, March 31, 2014 and December 31, 2013.

Non-interest income decreased $296,000, or 19.5%, to $1.2 million for the nine months ended December 31, 2014, as compared to $1.5 million for the comparable period in 2013, mainly due to a decrease in gains on sales of securities of $464,000, partially offset by an increase of $174,000 income on bank owned life insurance during the 2014 period. The gain on the sale of securities in the 2014 period resulted from the sale of one available for sale mortgage-backed security.

Non-interest expense increased $1.8 million, or 16.8%, to $12.7 million for the nine months ended December 31, 2014 as compared to $10.9 million for the nine months ended December 31, 2013. The increase was primarily the result of increases of $1.0 million, or 16.6%, in salaries and employee benefits, $207,000, or 22.5%, in equipment expense, $141,000, or 21.7%, in directors’ compensation, $74,000, or 37.8%, in advertising and marketing expenses, and $410,000, or 31.6%, in miscellaneous expenses. The increase in salaries and employee benefits was mainly due to an increase in costs associated with the transition and expansion of our management team, along with normal annual salary and benefit expense increases, including an increase of $500,000 in ESOP expense. The increase in equipment expense was related to expenditures associated with the core processor change. The increase in directors’ compensation was related to a charge recorded as a result of a one-time payment from the directors’ retirement plan. Advertising and marketing expenses increased as management has intensified efforts to offer new products and expand its customer base. The increase in miscellaneous expenses include typical annual increases in operational expenses, as well as expenses associated with new investments in the Bank’s core business, and core processor change related expenses.

Income taxes totaled $2.54 million and $2.59 million during the nine months ended December 31, 2014 and 2013, respectively. The decrease of $50,000, or 1.9%, during the 2014 period resulted from an overall decrease in the effective income tax rate which was 33.5% in the 2014 period compared with 34.6% for 2013, partially offset by higher pre-tax income. The reduced effective tax rate is attributable to the increased investment in bank-owned life insurance.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $64.5 million, or 5.4%, of total assets at December 31, 2014, as compared to $196.2 million, or 15.5%, of total assets at March 31, 2014.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its shareholders. The Company also

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

may repurchase shares of its common stock, although it is restricted from doing so during the one year following of the completion of the Bank’s second-step conversion. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior regulatory approval but with prior regulatory notice, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. On a stand-alone basis, at December 31, 2014, the Company had liquid assets of $91.4 million.

Cash was generated by operating activities and used by investing and financing activities during the nine months ended December 31, 2014. The primary sources of cash were net income, proceeds from principal repayments, maturities and calls of securities, and net proceeds from the stock offering. The primary uses of funds were purchases of securities and loans, net loan originations, decrease in deposits, and the repayment of a short-term advances. Dividends declared and paid totaled $6.1 million during the nine months ended December 31, 2014.

The Company’s primary investing activities are the origination and purchase of loans, and the purchases of securities. Net loans amounted to $628.9 million and $584.5 million at December 31, 2014 and March 31, 2014, respectively. Securities, including available for sale and held to maturity issues, totaled $446.5 million and $422.3 million at December 31, 2014 and March 31, 2014, respectively. In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities, and the sale of securities.

Liquidity management is both a daily and long-term function of management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At December 31, 2014, advances from the FHLB amounted to $112.5 million at a weighted average rate of 2.01%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established, unsecured, overnight, lines of credit at a daily adjustable interest rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2014, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $5.0 million which included $3.9 million for fixed-rate loans with interest rates ranging from 3.00% to 4.625%, and $1.1 million for adjustable rate loans with initial interest rates ranging from 3.125% to 3.50%.

In addition, at December 31, 2014, the Bank had an outstanding commitment to originate an adjustable rate multi-family real estate loan of $600,000 with an initial rate 3.75%. In addition, at December 31, 2014, the Bank had outstanding commitments to originate approximately $4.6 million in commercial real estate loans, with initial rates ranging from 3.75% to 4.65%.

At December 31, 2014, the Bank also had outstanding commitments to purchase one- to four-family mortgage loans totaling approximately $8.2 million, which included $2.1 million in adjustable rate loans with initial interest rates ranging from 3.125% to 4.00%, and $6.1 million in fixed rate loans with interest rates ranging from 3.00% to 4.00%.

At December 31, 2014, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.0 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. The Bank also had a commitment of $145,000 for a 4.50% fixed rate home equity loan.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

Certificates of deposit due within one year at December 31, 2014, totaled $265.9 million, or 52.3% of our certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank. FHLB advances due within one year at December 31, 2014 totaled $60.0 million.

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

The following table sets forth the Bank’s capital positions at December 31 and March 31, 2014, as compared to the minimum regulatory capital requirements:

	Actual		Regulatory Capital Requirements
			Minimum Capital Adequacy		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$245,307	47.37%	$41,429	8.00%	$51,786	10.00%
Tier 1 capital (to risk-weighted assets)	241,932	46.72	20,715	4.00	31,072	6.00
Core (tier 1) capital (to adjusted total assets)	241,932	21.09	45,884	4.00	57,355	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	241,932	21.09	17,206	1.50	—	—
March 31, 2014:
Total risk-based capital (to risk-weighted assets)	$172,716	35.67%	$38,740	8.00%	$48,426	10.00%
Tier 1 capital (to risk-weighted assets)	169,645	35.03	19,370	4.00	29,055	6.00
Core (tier 1) capital (to adjusted total assets)	169,645	13.41	50,586	4.00	63,233	5.00
Tier 1 risk-based capital (to adjusted tangible assets)	169,645	13.41	18,970	1.50	—	—

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. Based on the Company’s capital levels and statement of condition composition at December 31, 2014, we believe implementation of the new rule will have no material impact on our capital condition.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis

The table below sets forth, as of September 30, 2014, the most recent date the Bank’s interest rate risk was measured, the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. Given the current economic environment, the Bank expects that these changes as of December 31, 2014 will not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We estimate changes in NPV or net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
Change in Interest Rates Basis Point (bp) (1)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income (3)	(Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in Thousands)

+200 bp	$198,360	($50,563)	(20.31)%	$25,497	($560)	(2.15)%
0	248,923	—	—	26,057	—	—
(100)	264,891	15,968	6.41	25,986	(71)	(0.27)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates that at September 30, 2014, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 20.31% decrease in NPV and a $560,000, or 2.15%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 6.41% increase in NPV and a $71,000, or 0.27%, decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on June 6, 2014, which could materially affect our business, financial condition and/or operating results. As of December 31, 2014, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended December 31, 2014.

(b)	Use of Proceeds. Not applicable.

(c)	There were no repurchases of common stock during the quarter ended December 31, 2014.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)

4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(2)	Incorporated by reference to Exhibit 4.0 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON BANCORP INC.

Date:	February 6, 2015	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	February 6, 2015	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)