Form 10-K
period 2015-03-31
Clifton Bancorp Inc.
filed 2015-06-05
CIK 1592329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $328,600,146, based upon the closing price of $12.59 as quoted on the NASDAQ Global Select Market on September 30, 2014.

The number of shares outstanding of the registrant’s common stock as of May 29, 2015 was 26,147,454.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2015 Annual Report to Stockholders and of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

CLIFTON BANCORP INC.

ANNUAL REPORT ON FORM 10-K

Note on Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but, rather are statements based on Clifton Bancorp Inc.’s (“Clifton Bancorp”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which Clifton Bancorp operates, as well as nationwide, Clifton Bancorp’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Clifton Bancorp assumes no obligation to update any forward-looking statements.

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

The mutual-to-stock conversion was completed on April 1, 2014. In connection with the conversion, Clifton Bancorp sold a total of 17,059,448 shares of common stock at $10.00 per share in a related subscription offering. Concurrent with the completion of the offering, each share of Clifton Savings Bancorp’s common stock owned by public stockholders was exchanged for 0.9791 shares of Clifton Bancorp common stock. In lieu of fractional shares, Clifton Savings Bancorp shareholders were paid cash at a rate of $10.00 per share. Additionally, as part of the mutual-to-stock conversion, Clifton Savings Bank’s employee stock ownership plan (the “ESOP”) acquired 1,023,566 shares, or 6.0%, of Clifton Bancorp’s issued shares, at $10.00 per share. Net proceeds from the conversion and offering, after the loan made to the ESOP, were approximately $157.0 million.

Because the mutual-to-stock conversion was completed on April 1, 2014, the financial and other information presented in this Annual Report on Form 10-K for periods prior to April 1, 2014 is derived from the consolidated financial statements of Clifton Savings Bancorp and subsidiaries.

Clifton Bancorp’s business activities consist of the ownership of Clifton Savings Bank’s capital stock and investment in securities. Clifton Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of Clifton Savings Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to Clifton Savings Bank. Clifton Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Clifton Savings Bank has served its customers since 1928. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and primarily use those funds to originate one- to four-family, multi-family and commercial real estate, and, to a much lesser extent, consumer loans, all of which we currently hold for investment.

Subsidiary Activities

Clifton Bancorp’s sole subsidiary is Clifton Savings Bank. Clifton Savings Bank has one wholly owned subsidiary, Botany Inc., a New Jersey investment company. At March 31, 2015, Botany Inc. had total assets of $208.5 million.

Available Information

Clifton Bancorp’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.cliftonbancorp.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website shall not be considered as incorporated by reference into this Form 10-K.

Market Area

We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 15 miles west of New York City. In addition to our main and mortgage offices located in Passaic County, we currently operate eleven branch offices in Bergen and Passaic Counties in New Jersey, which, along with Essex, Morris, Hudson and Union Counties in New Jersey, comprise our primary market area. The economy in our primary market area has benefited from being varied and diverse. It is both urban and suburban with a broad economic base. As a result of its proximity to New York City, our primary market area is also home to a significant number of commuters working in the greater New York City metropolitan area. One of the wealthiest states in the nation, New Jersey, with a population of approximately 8.8 million, is considered one of the most attractive banking markets in the United States. As of April 2015, the unemployment rate for New Jersey was 6.5%, which was higher than the national rate of 5.4%.

Competition

Deposits. There are a large number of financial institutions in our market area, and our competition includes larger regional and money center banks, local community banks, money market funds and the stock market. We focus primarily on retail savings products. During the year ended March 31, 2013, Clifton Savings Bank implemented a strategy of pricing deposits to allow for a controlled outflow of higher-rate non-core deposits. During the year ended March 31, 2015, the balance of deposits decreased from $763.9 million at March 31, 2014 to $699.5 million at March 31, 2015.

Loans. We continue to face stiff competition for one- to four-family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one- to four-family residential loans also include credit unions and mortgage brokers, which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for multi-family and commercial real estate loans include national, regional and community bank commercial lenders, many of which are larger than us and have a more established network and programs than we do.

Lending Activities

General. Our loan portfolio consists primarily of owner-occupied, one- to four-family mortgage loans secured by properties located in New Jersey. Our loan portfolio also includes multi-family and commercial real estate loans, consumer loans and residential construction loans. Clifton Savings Bank generally holds the loans it originates in its own portfolio. At March 31, 2015, Clifton Savings Bank had no loans that were held for sale.

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that we originate at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other terms are determined by us on the basis of our own pricing criteria and competitive market conditions. At March 31, 2015, the average balance of our one- to four-family loans was $259,000 and we had four one- to four-family loans with outstanding balances in excess of $1.0 million.

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

In an effort to provide financing for first-time buyers, we offer a first-time home buyers’ program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination. We also offer a program targeted at low and moderate-income mortgagors, and for properties located within a low- or moderate-income geography. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination.

Generally, our one- to four-family loans are secured by owner-occupied properties. We do lend to borrowers for second homes, but charge higher rates than on primary residences. The maximum loan-to-value ratio on a mortgage for a borrower’s second home is 80%. In some cases, we also offer loans on investor-owned properties. For one- to four-family loans secured by investor-owned properties, we increase the rate we charge over loans secured by owner-occupied, one- to four-family properties and limit the loan to value ratio to 75%. Less than 8% of our one- to four-family loan portfolio consists of non-owner occupied properties.

As we originate all loans for our portfolio, we are able to offer loan modifications for borrowers who request them to receive a lower interest rate. Upon the request of the borrower, we will reduce the interest rate on their loan to the rate we are offering new customers on the same product in exchange for the payment of up to one point on the borrower’s outstanding loan balance. We will not modify loans that are not performing in accordance with their original terms under this program.

Multi-Family and Commercial Real Estate Loans. We offer fixed and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by a variety of small and mid-size apartment buildings and complexes that generally range from five to 45 units. Our commercial real estate loans are generally secured by commercial real estate, such as strip malls, small retail locations, mixed-use properties and other non-residential buildings. At March 31, 2015, we had $35.4 million in multi-family loans and $38.8 million in commercial real estate loans.

We originate fixed-rate multi-family and commercial real estate loans for fixed-terms up to 20 years, and adjustable-rate multi-family and commercial real estate loans for initial adjustment periods of up to 10 years based on an amortization schedule of up to 30 years. Interest rates and payments on our adjustable-rate loans historically were adjusted every five or ten years after their initial fixed period, or every year after a 10-year initial fixed period. Most loans adjust from 2.00% to 3.25% above the one-year, five-year or 10-year constant maturity Treasury index. There are no lifetime interest rate caps. Loan amounts do not exceed 80% of the original appraised value. We generally require an assignment of rents and personal guarantees primarily on all multi-family and commercial real estate loans.

In 2012, we established a commercial loan department to expand our multi-family and commercial real estate lending activities and increase the diversity of our loan portfolio beyond residential mortgage loans. Since March 31, 2014, our multi-family and commercial real estate loan portfolio has increased $27.5 million, or 58.9%, and at March 31, 2015 was 11.6% of our total loan portfolio. We believe the expansion of our multi-family and commercial real estate lending activities will help diversify our balance sheet, improve our interest rate risk exposure, increase our presence in our market area and establish strong relationships with new and existing customers. We intend to continue these efforts and plan to hire additional commercial lending personnel and add appropriate infrastructure. Further, we expect to pursue larger lending relationships.

At March 31, 2015, the average balance of our multi-family and commercial loans was $675,000 and we had twenty-three loans in this category that exceeded $1.0 million. Our largest multi-family loan was a $2.8 million loan secured by a thirty-eight unit facility, and our largest commercial loan was a $3.4 million loan secured by two mixed-use retail office buildings. At March 31, 2015, these loans were performing in accordance with their terms.

Residential Construction Loans. To a much lesser extent, we originate loans to finance the construction of residential dwellings. We typically offer construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally have a maximum loan-to-value ratio of 70%. Loan proceeds are disbursed in increments as construction progresses and as independent inspections warrant. We use independent fee appraisers for construction disbursement purposes. At March 31, 2015, all of our outstanding construction loans were performing in accordance with their terms.

Consumer Loans. Our consumer loans include second mortgage loans and home equity loans, as well as loans secured by passbook accounts and certificates of deposit.

We offer second mortgage loans and home equity loans with combined loan-to-value ratios not to exceed 80%. All second mortgage loans and home equity loans are full documentation loans. Our second mortgage loans are originated with terms of five, ten, fifteen and twenty years and we charge higher rates for longer-term loans. Our home equity loans are originated with a 15-year draw period and 20-year payment period.

Loan Underwriting Risks.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a higher interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on such loans.

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

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s and, if applicable, the guarantor’s creditworthiness and the feasibility and cash flow potential of the property that secures the loan. Payments on loans secured by income properties are typically dependent on the income provided by the property, and the successful operation or management of the property. As a result, the repayment ability of borrowers of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loan borrowers. In order to monitor the cash flows for an income-producing property, we require borrowers and guarantors to provide annual financial statements and rent rolls on multi-family and commercial real estate loans. Management performs annual reviews and prepares evaluations on all loans where the loan is secured by multi-family and commercial real estate.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At March 31, 2015, our regulatory limit on loans to one borrower was $37.5 million. At that date, our largest lending relationship was $5.8 million and consisted of two loans with an average balance of approximately $2.9 million secured by two retail units, one office building and one residential property, which were all performing according to their original repayment terms at March 31, 2015.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate residential, multi-family and commercial real estate loans conditioned upon the occurrence of certain events. Commitments to originate real estate loans are legally binding agreements to lend to our customers. Commitments to originate residential mortgage loans, excluding lines of credit and loan purchases, at March 31, 2015 totaled $6.8 million. Commitments to purchase loans totaled $5.0 million at March 31, 2015.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit and other deposit accounts of federally insured institutions. We also may invest a portion of our assets in corporate debt securities. In addition, we maintain an investment in Federal Home Loan Bank of New York stock. We had no investments in derivative securities at March 31, 2015.

Historically, our investment portfolio has consisted of a mix of both available for sale and held to maturity securities. Currently, most of our securities are held to maturity. We expect to continue to purchase short-term investments, such as U.S. treasury and government agency securities, and to a lesser extent, corporate and municipal securities.

At March 31, 2015, our investment portfolio consisted of federal agency debt securities with remaining maturities of 10 years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 15 years or less, corporate debt securities with maturities of 10 years or less and municipal bonds with maturities of generally one year or less. Our federal agency debt securities are issued by Freddie Mac, Fannie Mae, the Federal Home Loan Bank and the Federal Farm Credit Agency, all of which are U.S. government or government-sponsored entities. During the year ended March 31, 2015, we purchased shorter-term municipal and callable agency securities for interest rate risk management purposes. Changes in general interest rates and market conditions may result in calls of certain securities, which may cause actual maturities to differ from contractual maturities.

Our investment objectives are to provide and maintain liquidity, to maintain a balance of high quality investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a competitive return. Clifton Savings Bank’s Investment Committee of the Board of Directors has the overall responsibility for Clifton Savings Bank’s investment portfolio, including approval of its investment policy. The Investment Committee consists of five members of our Board of Directors and is responsible for approval of investment strategies and monitoring of investment performance. Clifton Savings Bank’s Chief Financial Officer is the designated investment officer and, in conjunction with the President and Chief Executive Officer, is responsible for the daily investment activities, and is authorized to make investment decisions consistent with Clifton Savings Bank’s investment policy. The Investment Committee meets regularly with the President and Chief Executive Officer and Chief Financial Officer to review investment strategies and transactions.

Deposit Activities and Other Sources of Funds

General. Deposits, loan repayments and investment cash flows are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and investment cash flows are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our primary market area through the offering of a broad selection of liquid and term deposit instruments, including checking accounts, business checking, high-yield checking, money market accounts, passbook and statement savings accounts, club accounts and certificates of deposit. From time to time we may utilize brokered funds, although we had no brokered deposits at March 31, 2015. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and interest rates, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products, and customer preferences. We review our deposit flows, mix and pricing weekly. Clifton Savings Bank recently implemented a strategy of pricing deposits to allow for a controlled outflow of higher-rate non-core deposits. Our current strategy is to build non maturity deposits through competitive rates and relationship banking.

Borrowings. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 50% of an institution’s assets, and limits short-term borrowings of less than one year to 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. Additionally, Clifton Savings Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two financial institutions under established unsecured overnight lines of credit at a daily adjustable rate. There were no outstanding drawings on either of these lines at March 31, 2015.

Personnel

As of March 31, 2015, we had 96 full-time employees and 6 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes to the regulation of Clifton Savings Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Clifton Savings Bank was transferred to the Office of the Comptroller of the Currency on July 21, 2011. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, an institution with less than $10 billion in assets, such as Clifton Savings Bank, is examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, its prudential regulator.

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

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Clifton Bancorp and Clifton Savings Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. In addition, the rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital.

However, instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

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

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2015, Clifton Savings Bank maintained 89.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System. Clifton Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Clifton Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2015 of $6.0 million.

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2015, the regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; and a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Clifton Savings Bank complies with the foregoing requirements.

Other Regulations

Clifton Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies, including the Consumer Financial Protection Bureau, charged with the responsibility of implementing such federal laws.

The operations of Clifton Savings Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), and the related regulations of the Federal Reserve Board, which require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the anti-money laundering (“AML”) compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

•	The Bank Secrecy Act of 1970, which requires financial institutions in the United States to keep records of cash purchases of negotiable instruments, file reports of cash purchases of negotiable instruments exceeding a daily amount of $10,000 or more and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

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

Federal and State Taxation

Federal Income Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2009. For its 2015 fiscal year, Clifton Savings Bank’s maximum federal income tax rate was 34.0%.

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

Executive Officers of the Registrant

The executive officers of Clifton Bancorp, Clifton Savings Bank, and Botany Inc. are elected annually by, and serve at the discretion of, their respective Boards of Directors. The executive officers of Clifton Bancorp, Clifton Savings Bank, and Botany Inc. are:

Name	Position
Paul M. Aguggia	Chairman of the Board, President and Chief Executive Officer of Clifton Bancorp and Clifton Savings Bank, and Director of Botany Inc.

Bart D’Ambra	Executive Vice President and Corporate Secretary of Clifton Bancorp, Executive Vice President and Chief Operating Officer and Corporate Secretary of Clifton Savings Bank, and President and Chief Executive Officer of Botany Inc.

Stephen A. Hoogerhyde	Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Lending Officer of Clifton Savings Bank

Name	Position
Christine R. Piano, CPA	Executive Vice President, Chief Financial Officer and Treasurer of Clifton Bancorp, Executive Vice President and Chief Financial Officer of Clifton Savings Bank and Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc.

Patricia C. Hrotko	Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Revenue Officer of Clifton Savings Bank

Francis Tracy Tripucka	Senior Vice President-Commercial Lending of Clifton Savings Bank

Below is information regarding the executive officers of Clifton Bancorp and Clifton Savings Bank who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2015.

Bart D’Ambra has been Executive Vice President and Chief Operating Officer of Clifton Savings Bank since March 2003, Executive Vice President of Clifton Bancorp since April 2014, Corporate Secretary of Clifton Bancorp since 2013 and Corporate Secretary of Clifton Savings Bank since January 2014. Mr. D’Ambra served as Senior Vice President of Clifton Savings Bank from April 2002 until March 2003. Prior to April 2002, Mr. D’Ambra served Clifton Savings Bank as a Vice President. Mr. D’Ambra has served with Clifton Savings Bank for over 22 years. Mr. D’Ambra has been President and Chief Executive Officer of Botany Inc. since its inception in December 2004. Age 66.

Stephen A. Hoogerhyde has been Executive Vice President of Clifton Bancorp since April 2014, and Executive Vice President and Chief Lending Officer of Clifton Savings Bank since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings Bank as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings Bank for over 28 years. Age 60.

Christine R. Piano, a certified public accountant, has been Executive Vice President of Clifton Bancorp since April 2014, Chief Financial Officer and Treasurer of Clifton Bancorp since 2013 and has been Executive Vice President and Chief Financial Officer of Clifton Savings Bank since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003. Ms. Piano has served with Clifton Savings Bank for over 16 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since its inception in December 2004. Age 51.

Patricia C. Hrotko has been Executive Vice President of Clifton Bancorp since April 2014, and Executive Vice President and Chief Revenue Officer of Clifton Savings Bank since April 2014. From September 2007 to February 2014, Ms. Hrotko served as Senior Vice President — Marketing and Corporate Communications of Sterling National Bank in New York, New York. Prior to that time, Ms. Hrotko held a similar role at First Morris Bank and Trust, a community bank headquartered in Morristown, New Jersey (now part of Provident Bank of New Jersey). Age 51.

Francis Tracy Tripucka has been Senior Vice President-Commercial Lending of Clifton Savings Bank since December 2012. From April 2012 to December 2012, Mr. Tripucka served as Chief Credit Officer of Crown Bank in Kearny, New Jersey. Prior to that time, Mr. Tripucka served as a Second Vice President at Kearny Federal Savings Bank in Kearny, New Jersey, from December 2001 to December 2011. Age 65.

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

At March 31, 2015, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 17.84% decrease in net portfolio value and a $624,000, or 2.39%, decrease in net interest income. Consequently, our profitability could be adversely affected as a result of changes in interest rates.

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

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio of multi-family and commercial real estate loans, as well any future credit deterioration, will require us to increase our allowance further in the future.

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

Our increase in multi-family and commercial real estate lending could expose us to increased lending risks and related loan losses.

In late 2012, we established a commercial loan department to expand our multi-family and commercial lending activities. From March 31, 2014 to March 31, 2015, our multi-family and commercial portfolio increased $27.5 million. Our current business strategy is to continue to increase our originations of multi-family and commercial real estate loans in accordance with our conservative underwriting guidelines. Multi-family and commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. In addition, to the extent that borrowers have more than one multi-family or commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential real estate loan. Furthermore, if loans that are collateralized by multi-family or commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our earnings and financial condition.

It is difficult for us to assess the future performance of newly originated multi-family and commercial real estate loans because our relatively limited experience in this type of lending does not provide us with a significant payment history from which to judge future collectability, especially in a less than robust economic environment. Accordingly, these unseasoned loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which would adversely affect our earnings.

Our emphasis on residential mortgage loans exposes us to risks.

At March 31, 2015, $557.3 million, or 86.7%, of our loan portfolio was secured by one- to four-family real estate and we intend to continue this type of lending in the foreseeable future. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of a downturn in the local housing market has reduced (and would reduce) the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our earnings may be negatively impacted as a result of our plans to grow and diversify our loan portfolio.

As a result of our strategy to grow and diversify our loan portfolio by increasing our multi-family and commercial real estate lending activities, we will incur increased operating expenses associated with the hiring of additional personnel and the addition of appropriate infrastructure that will be necessary to implement this strategy. These expenses will relate to salaries and employee benefits for additional staff, increased marketing efforts, investment in technology and developing our business and deposit products to better serve commercial customers. Over time, we anticipate that we will generate additional income related to this growth and diversification strategy.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We intend to open a full-service branch office in Hoboken, New Jersey in fiscal 2016 and may open additional branch offices in the future. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches a certain customer base.

We intend to implement new equity benefit plans that will adversely affect our profitability and may dilute your ownership interest.

If approved by our shareholders, we intend to adopt a new equity incentive plan. We will recognize additional annual employee compensation and benefit expenses as a result of the implementation of the new equity incentive plan. These additional expenses are expected to be material and will adversely affect our profitability. We may fund the equity incentive plan through the purchase of common stock in the open market (subject to regulatory restrictions) or by issuing new shares of common stock. If we fund the awards under the equity incentive plan by issuing new shares of common stock, your ownership interest would be diluted.

Our strategy of transitioning from higher-rate non-core deposits to lower cost core deposits may not be successful.

Core deposits, including checking, savings and money market accounts, are a lower cost source of funds than time deposits, and we have made a concerted effort to increase lower cost transaction and savings deposit accounts and reduce our dependence on traditionally higher cost certificates of deposit. Our current strategy is to competitively price our core deposits in order to increase core deposit relationships. In addition, we will introduce new products or offer promotional deposit rates on certain deposit products in order to attract deposits. Accordingly, during the year ended March 31, 2013, we began pricing deposits to allow for a controlled outflow of higher-rate non-core deposits in order to maintain the net interest margin and spread in the current economic environment. As a result of the strategy implemented in 2013, deposits decreased $126.8 million, or 15.3%, to $699.5 million at March 31, 2015 from $826.3 million at March 31, 2012. In addition, our ratio of certificates of deposit to total deposits has decreased from 77.2% at March 31, 2012 to 70.6% at March 31, 2015. Certificates of deposit due within one year of March 31, 2015 totaled $244.6 million, or 35.0% of total deposits. If these deposits do not remain with us, and we are not successful in attracting lower cost core deposits, we will be required to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on maturing certificates of deposit due on or before March 31, 2016.

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and security breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We expect to expend resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

To remain competitive, we must keep pace with technological change.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have already implemented critical technologies have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Improvements in technology will increase our costs and may impact our growth strategies.

In order to improve our technology and competitiveness, we changed our core service/data services provider during fiscal 2015. This resulted in additional data related costs. Going forward, we plan to continue to update to new technologies to enhance the customer experience and ultimately increase the efficiency of our operations. We believe such technological changes are necessary to be able to effectively compete in our marketplace. Such changes will increase expenses. In addition, we may experience delays in acquisition and implementation of new technologies which could further increase costs and adversely impact our growth strategies.

The amount of dividends we pay on our common stock, if any, may be limited by certain factors including the ability of Clifton Savings Bank to pay dividends to Clifton Bancorp Inc.

The long-term ability of Clifton Bancorp to pay dividends to its stockholders is based primarily upon the ability of Clifton Savings Bank to make capital distributions to Clifton Bancorp, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under Office of the Comptroller of the Currency safe harbor regulations, Clifton Savings Bank may distribute to Clifton Bancorp capital not exceeding net income for the current calendar year and the prior two calendar years. In addition, Clifton Bancorp’s dividend rate and the continued payment of dividends will depend upon a number of other factors, including tax considerations, capital requirements and alternative uses for capital, industry standards and economic conditions. Accordingly, we cannot guarantee that we will continue to pay dividends or that we will not reduce dividends in the future.

Our plans to return excess capital to stockholders are limited by extensive government regulation.

Government regulations and regulatory policies may affect our ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. We intend to manage our capital position, using appropriate capital management tools, to return excess capital to our stockholders. In particular, we recently approved a new stock repurchase program that became effective on April 2, 2015 and we expect to continue stock repurchases subject to market conditions and regulatory restrictions. Current Federal Reserve Board policy generally limits our ability to repurchase stock in certain circumstances and limits our ability to pay dividends and provides for prior regulatory review of capital distributions in certain circumstances.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain relatively high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Our non-performing assets and troubled debt restructurings increased from $265,000 at March 31, 2008 to $6.4 million at March 31, 2015. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in New Jersey and extended workout plans with certain borrowers. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.

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

At March 31, 2015, $418.9 million, or 35.3%, of our assets consisted of investment and mortgage-backed securities, $295.6 million of which (representing 24.9% of our assets at March 31, 2015) were issued by, or have principal and interest payments guaranteed by, Fannie Mae or Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into federal conservatorship. Although the federal government has committed substantial capital to Fannie Mae and Freddie Mac, these credit facilities and other capital infusions may not be adequate for their needs. If the financial support is inadequate, or if additional support is not provided when needed, these companies could fail to honor their guarantees and other obligations. As a result, the future roles of Fannie Mae and Freddie Mac could be significantly altered. Failure by Fannie Mae or Freddie Mac to honor their guarantees or obligations, or a significant restructuring of their roles, could have a significant adverse effect on the market value and cash flows of the investment and mortgage-backed securities we hold, which could result in substantial losses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business at our main office, our mortgage office and eleven branch offices. The following table sets forth certain information relating to these facilities as of March 31, 2015.

Location	Year Opened		Net Book Value as of March 31, 2015	Square Footage	Owned/ Leased
			(Dollars in thousands)

Main Office
1433 Van Houten Avenue	1981		$1,815	10,460	Owned

Mortgage Office 4 Brighton Road Suite 306	2012		—	4,643	Leased

Commercial Lending Office 4 Brighton Road Suite 302	—	(1)	—	3,617	Leased

Branches
Clifton:
1055 Clifton Avenue	1956		530	2,484	Owned
319 Lakeview Avenue	1970		308	3,311	Owned
646 Van Houten Avenue	1968		963	1,081	Owned
387 Valley Road (2)	1971		1	995	Leased
Garfield:
247 Palisade Avenue	1975		890	3,130	Owned
369 Lanza Avenue	1977		861	2,174	Owned
Wallington:
55 Union Boulevard	2004		1,062	2,806	Owned
Wayne:
1158 Hamburg Turnpike	2003		—	1,617	Leased
Fair Lawn:
33-11 Broadway	2009		—	2,718	Leased
Lyndhurst: 401 Valley Brook Avenue	2010		11	2,800	Leased
Woodland Park: Plaza 46 1530 US Highway 46	2010		31	3,000	Leased

(1)	Expected to open during the second quarter of fiscal 2016.
(2)	Expected to close in June 2015.

Item 3.	Legal Proceedings

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

The information regarding the market for Clifton Bancorp’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in Clifton Bancorp’s 2015 Annual Report to Stockholders.

Clifton Bancorp’s ability to pay dividends is dependent in part on dividends received from Clifton Savings Bank, which is subject to a variety of limitations under the regulations of the Office of the Comptroller of the Currency on the payment of dividends. In addition, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the consolidated company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” For a discussion of restrictions on the payment of cash dividends by Clifton Savings Bank, see Part I, Item 1, “Business — Regulation and Supervision — Federal Banking Regulation — Limitation on Capital Distributions” and “—Holding Company Regulation — Dividends and Stock Repurchases” in this Annual Report on Form 10-K.

Clifton Bancorp did not repurchase any of its common stock during the quarter ended March 31, 2015.

Item 6.	Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2015 Annual Report to Stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Annual Report to Stockholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Annual Report to Stockholders.

Item 8.	Financial Statements and Supplemental Data

The information regarding financial statements is incorporated herein by reference to the sections captioned “Reports of Independent Registered Public Accounting Firms” and “Consolidated Financial Statements” in the 2015 Annual Report to Stockholders.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 26, 2013, the Audit/Compliance Committee of Clifton Savings Bancorp’s Board of Directors voted to dismiss ParenteBeard LLC, the former independent auditors for Clifton Savings Bancorp, effective as of June 26, 2013. Effective October 1, 2014, ParenteBeard LLC merged with and into the accounting firm of Baker Tilly Virchow Krause, LLC.

The audit reports of ParenteBeard LLC on the consolidated financial statements of Clifton Savings Bancorp for the years ended March 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended March 31, 2013 and 2012 and through the subsequent interim period preceding June 26, 2013, there were no disagreements between Clifton Savings Bancorp and ParenteBeard LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ParenteBeard LLC would have caused them to make reference thereto in their reports on Clifton Savings Bancorp’s financial statements for such years.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in the 2015 Annual Report to Stockholders.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in Clifton Bancorp’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, Clifton Bancorp’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of Clifton Bancorp is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Executive Officers

The information relating to the executive officers of Clifton Bancorp in Part I, Item 1, “Business — Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference. In addition, the information relating to our Chairman and Chief Executive Officer is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in Clifton Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Disclosure of Code of Ethics

Clifton Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.0 to this Annual Report on Form 10-K.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters—Committees of the Board of Directors—Audit/Compliance Committee” in Clifton Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information regarding executive and director compensation is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters—Director Compensation for the 2015 Fiscal Year,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” respectively, in Clifton Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Clifton Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of March 31, 2015 about common stock that may be issued under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan. The plan was approved by Clifton Savings Bancorp’s stockholders on July 14, 2005. As a result of the mutual-to-stock conversion of Clifton Savings Bank, which was completed on April 1, 2014, all share information has been revised to reflect the 0.9791 exchange ratio.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column (a)) (c)
Equity compensation plans approved by stockholders	345,177	$9.93	—
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	345,177	$9.93	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” in Clifton Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders. The information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance — Director Independence” in Clifton Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 3 — Ratification of the Independent Registered Public Accounting Firm” in Clifton Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	The following are filed as a part of this report by means of incorporation of Clifton Bancorp’s 2015 Annual Report to Stockholders:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Statements of Financial Condition as of March 31, 2015 and 2014

•	Consolidated Statements of Income for the Years Ended March 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for Years Ended March 31, 2015, 2014 and 2013

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended March 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

(2)	All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

(3)	Exhibits

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)
3.2	Bylaws of Clifton Bancorp Inc. (2)
4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (3)
10.1	Employment Agreement by and between Clifton Bancorp Inc. and Paul M. Aguggia* (4)
10.2	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Paul M. Aguggia* (5)
10.3	Employment Agreement by and between Clifton Bancorp Inc. and Christine R. Piano* (6)
10.4	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Christine R. Piano* (7)
10.5	Employment Agreement by and between Clifton Bancorp Inc. and Bart D’Ambra* (8)
10.6	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Bart D’Ambra* (9)
10.7	Employment Agreement by and between Clifton Bancorp Inc. and Stephen Hoogerhyde* (10)
10.8	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Stephen Hoogerhyde* (11)
10.9	Change in Control Agreement by and between Clifton Savings Bank and Patricia Hrotko*
10.10	Amended and Restated Clifton Savings Bank Directors’ Retirement Plan* (12)
10.11	Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan* (13)
10.12	Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan* (14)

10.13	Amendment to Clifton Savings Bank Change in Control Severance Plan* (15)
13.0	Annual Report to Stockholders
14.0	Code of Ethics and Business Conduct
21.0	List of Subsidiaries
23.1	Consent of BDO USA, LLP
23.2	Consent of Baker Tilly Virchow Krause, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from Clifton Bancorp’s Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(2)	Incorporated by reference to Exhibit 3.2 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on November 6, 2014.
(3)	Incorporated by reference to Exhibit 4.0 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(4)	Incorporated by reference to Exhibit 10.1 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(5)	Incorporated by reference to Exhibit 10.2 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(6)	Incorporated by reference to Exhibit 10.3 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(7)	Incorporated by reference to Exhibit 10.4 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(8)	Incorporated by reference to Exhibit 10.5 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(9)	Incorporated by reference to Exhibit 10.6 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(10)	Incorporated by reference to Exhibit 10.7 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(11)	Incorporated by reference to Exhibit 10.8 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(12)	Incorporated by reference to Exhibit 10.9 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(13)	Incorporated by reference to Exhibit 10.12 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(14)	Incorporated by reference to Appendix A to Clifton Savings Bancorp, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 000-50358) filed on June 10, 2005.
(15)	Incorporated by reference to Exhibit 10.10 to Clifton Savings Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 000-50358) filed on February 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON BANCORP INC.

Date: June 5, 2015	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul M. Aguggia Paul M. Aguggia	Chairman, President and Chief Executive Officer (principal executive officer)	June 5, 2015

/s/ Christine R. Piano Christine R. Piano	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	June 5, 2015

/s/ Thomas A. Miller Thomas A. Miller	Director	June 5, 2015

/s/ John H. Peto John H. Peto	Director	June 5, 2015

/s/ Charles J. Pivirotto Charles J. Pivirotto	Director	June 5, 2015

/s/ Cynthia Sisco Cynthia Sisco	Director	June 5, 2015

/s/ Joseph C. Smith Joseph C. Smith	Director	June 5, 2015

/s/ Stephen Adzima Stephen Adzima	Director	June 5, 2015