Form 10-Q
period 2015-06-30
Clifton Bancorp Inc.
filed 2015-08-06
CIK 1592329

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.  001-36390

CLIFTON BANCORP INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-4757900
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1433 Van Houten Avenue, Clifton, New Jersey	07015
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2015: 25,831,756 shares outstanding.

CLIFTON BANCORP INC.AND SUBSIDIARIES

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Cash and due from banks	$9,081	$12,579
Interest-bearing deposits in other banks	14,417	36,729
Cash and Cash Equivalents	23,498	49,308
Securities available for sale, at fair value	10,778	18,314
Securities held to maturity, at cost (fair value of $388,540 at June 30, 2015 and $409,554 at March 31, 2015):	384,608	400,561
Loans receivable	658,327	644,559
Allowance for loan losses	(3,525)	(3,475)
Net Loans	654,802	641,084
Bank owned life insurance	56,244	55,858
Premises and equipment	7,050	7,108
Federal Home Loan Bank of New York stock	6,085	6,041
Interest receivable	3,274	3,274
Other assets	6,368	5,376
Total Assets	1,152,707	1,186,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	13,906	12,897
Interest bearing	671,342	686,579
Total Deposits	685,248	699,476
Advances from Federal Home Loan Bank of New York	107,500	107,500
Advance payments by borrowers for taxes and insurance	7,246	6,837
Other liabilities and accrued expenses	4,949	5,110
Total Liabilities	804,943	818,923
Commitments and Contingencies
Stockholders' Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value), 85,000,000 shares authorized; 25,960,056 issued and outstanding at June 30, 2015; 27,325,847 issued and outstanding at March 31, 2015	260	273
Paid-in capital	256,425	275,341
Deferred compensation obligation under Rabbi Trust	326	273
Retained earnings	103,703	105,032
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(12,124)	(12,437)
Accumulated other comprehensive loss	(591)	(481)
Stock held by Rabbi Trust	(235)	—
Total Stockholders' Equity	347,764	368,001
Total Liabilities and Stockholders' Equity	$1,152,707	$1,186,924

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended June 30,
	2015	2014
Interest Income
Loans	$5,984	$5,676
Mortgage-backed securities	1,942	2,365
Debt securities	709	590
Other interest-earning assets	77	81
Total Interest Income	8,712	8,712
Interest Expense
Deposits	1,573	1,717
Advances	562	594
Total Interest Expense	2,135	2,311
Net Interest Income	6,577	6,401
Provision for Loan Losses	73	138
Net Interest Income after Provision for Loan Losses	6,504	6,263
Non-Interest Income
Fees and service charges	55	52
Bank owned life insurance	386	295
Gain on sale of securities	72	—
Other	1	1
Total Non-Interest Income	514	348
Non-Interest Expenses
Salaries and employee benefits	2,705	2,425
Occupancy expense of premises	396	385
Equipment	357	303
Directors' compensation	211	212
Advertising and marketing	57	74
Professional services	254	197
Federal deposit insurance premium	124	158
Other	411	383
Total Non-Interest Expenses	4,515	4,137
Income before Income Taxes	2,503	2,474
Income Taxes	845	852
Net Income	$1,658	$1,622
Net Income per Common Share
Basic	$0.07	$0.06
Diluted	$0.07	$0.06
Dividends per common share	$0.12	$0.12

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	25,421,469	25,244,252
Diluted	25,494,037	25,412,932

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2015	2014
Net income	$1,658	$1,622
Other comprehensive (loss) income:
Gross unrealized holding (loss) gain on securities available for sale, net of income (taxes) benefit of $56 and $(25), respectively	(79)	37
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $29 and $0, respectively (A)	(43)	—
Benefit plan amortization, net of income tax benefit of $(9) and $(6), respectively (B)	12	8
Total other comprehensive (loss) income	(110)	45
Total comprehensive income	$1,548	$1,667

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)

Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors' compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Three Months Ended June 30, 2015	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2015	27,325,847	$273	$275,341	$273	$105,032	$(12,437)	$(481)	$—	$368,001
Net income	—	—	—	—	1,658	—	—	—	1,658
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(110)	—	(110)
ESOP shares committed to be released	—	—	118	—	—	313	—	—	431
Stock option expense	—	—	4	—	—	—	—	—	4
Restricted stock awards earned	—	—	10	—	—	—	—	—	10
Repurchase restricted stock awards	(887)	—	(12)	—	—	—	—	—	(12)
Funding of Supplemental Executive Retirement Plan	—	—	—	53	—	—	—	(235)	(182)
Tax benefit from stock based compensation	—	—	129	—	—	—	—	—	129
Exercise of stock options	113,020	1	1,180	—	—	—	—	—	1,181
Repurchase common stock	(1,477,924)	(14)	(20,345)	—	—	—	—	—	(20,359)
Cash dividends declared ($0.12 per share)	—	—	—	—	(2,987)	—	—	—	(2,987)
Balance - June 30, 2015	25,960,056	$260	$256,425	$326	$103,703	$(12,124)	$(591)	$(235)	$347,764

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$1,658	$1,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	142	153
Net amortization of deferred fees and costs, premiums and discounts	197	68
Provision for loan losses	73	138
Realized gain on sale of securities available for sale	(72)	—
(Increase) in interest receivable	—	(23)
Deferred income tax (benefit)	(99)	(237)
(Increase) decrease in other assets	(796)	1,472
Increase (decrease) in accrued interest payable	8	(4)
(Decrease) in other liabilities	(169)	(185)
Income from bank owned life insurance	(386)	(295)
ESOP shares committed to be released	431	377
Restricted stock expense	10	11
Stock option expense	4	7
(Decrease) increase in deferred compensation obligation under Rabbi Trust	(182)	42
Net Cash Provided by Operating Activities	819	3,146

Cash Flows From Investing Activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	5,483	266
Securities held to maturity	37,041	18,294
Proceeds from sale of securities available for sale	1,908	—
Redemptions of Federal Home Loan Bank of New York stock	—	675
Purchases of:
Securities available for sale	—	(12,303)
Securities held to maturity	(21,178)	(54,572)
Loans receivable	(12,319)	(19,200)
Premises and equipment	(84)	(36)
Federal Home Loan Bank of New York stock	(44)	(128)
Net (increase) in loans receivable	(1,569)	(7,506)
Net Cash Provided by (Used in) Investing Activities	9,238	(74,510)

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2015	2014
Cash Flows From Financing Activities:
Net (decrease) in deposits	$(14,228)	$(27,355)
Net (decrease) in short-term advances from Federal Home Loan Bank of New York	—	(15,000)
Net proceeds from stock offering	—	8,867
Net increase in payments by borrowers for taxes and insurance	409	275
Repurchase restricted stock award	(12)	(11)
Exercise of stock options	1,181	62
Repurchase common stock	(20,359)	—
Dividends paid	(2,987)	(3,026)
Income tax benefit from stock based compensation	129	13
Net Cash (Used in) Financing Activities	(35,867)	(36,175)
Net (Decrease) in Cash and Cash Equivalents	(25,810)	(107,539)
Cash and Cash Equivalents - Beginning	49,308	192,581
Cash and Cash Equivalents - Ending	$23,498	$85,042
Supplemental Information:
Cash paid during the period for:
Interest on deposits and borrowings	2,127	$2,315
Income taxes paid	2,188	$1,475
Non cash activities:
Transfer from loans receivable to real estate owned	$—	$124
Issuance of common stock funded by stock subscriptions received prior to April 1, 2014	$—	$154,345

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Clifton Bancorp Inc. (the “Company”), the Company’s wholly-owned subsidiary, Clifton Savings Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Botany Inc. (“Botany”). The Company’s business consists principally of investing in securities and the operations of the Bank.  Botany’s business consists solely of holding investment and mortgage-backed securities, and Botany is treated under New Jersey tax law as a New Jersey investment company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Clifton Bancorp’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2015, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 5, 2015.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Basic and diluted EPS have been determined based on the adjusted numbers of weighted average shares. The calculation of diluted EPS for the three months ended June 30, 2015 and 2014 includes incremental shares related to outstanding stock options of 72,568 and 168,680, respectively.  Shares issued, or retired during any period are weighted for the portion of the period they were outstanding. During the three months ended June 30, 2015 and 2014, the average number of options which were antidilutive were 882 and -0-, respectively.

3. STOCK REPURCHASE

On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, that became effective on April 2, 2015, to acquire up to 2,731,000 shares, or 10%, of the Company’s outstanding stock. During the three months ended June 30, 2015, approximately 1,478,000 shares were repurchased at an aggregate cost of approximately $20.4 million, or $13.78 per share. There were no stock repurchase plans in effect for the three months ended June 30, 2014.

Additionally, during the three months ended June 30, 2015 and 2014, 887 and 887 shares, respectively, were repurchased at an aggregate cost of approximately $12,000, or $13.89 per share, and $11,000, or $11.93 per share, respectively, representing the withholding of shares subject to restricted stock awards under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan for payment of taxes due upon the vesting of restricted stock awards. All repurchased shares are retired.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three Months Ended
	June 30,
	2015	2014
	(In Thousands)
Service cost	$44	$45
Interest cost	31	30
Amortization of unrecognized net loss	12	4
Amortization of past service cost	9	10
Net periodic benefit cost	$96	$89

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$10,778	$39	$39	$10,778
Total available for sale securities	$10,778	$39	$39	$10,778

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$—	$—	$5,000
Mortgage-backed securities:
Federal National Mortgage Association	13,107	207	—	13,314
Total available for sale securities	$18,107	$207	$—	$18,314

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$64,914	$214	$15	$65,113
Corporate bonds	50,045	772	85	50,732
Municipal bonds	3,104	1	20	3,085
	118,063	987	120	118,930
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	54,473	999	500	54,972
Federal National Mortgage Association	197,071	3,476	1,698	198,849
Government National Mortgage Association	15,001	863	75	15,789
	266,545	5,338	2,273	269,610
Total held to maturity securities	$384,608	$6,325	$2,393	$388,540

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$74,904	$393	$16	$75,281
Corporate bonds	45,009	1,291	—	46,300
Municipal bonds	16,139	23	1	16,161
	136,052	1,707	17	137,742
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	56,286	1,673	132	57,827
Federal National Mortgage Association	191,117	5,102	413	195,806
Government National Mortgage Association	17,106	1,122	49	18,179
	264,509	7,897	594	271,812
Total held to maturity securities	$400,561	$9,604	$611	$409,554

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	June 30, 2015
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after five through ten years	$2,045	$2,017
Due after ten years	8,733	8,761
Total available for sale securities	$10,778	$10,778

Held to maturity:
Debt securities:
Due less than one year	$16,343	$16,604
Due after one through five years	70,450	70,753
Due after five through ten years	25,496	25,808
Due after ten years	5,774	5,765
	118,063	118,930
Mortgage-backed securities:
Due after one through five years	13,196	13,040
Due after five through ten years	73,716	73,188
Due after ten years	179,633	183,382
	266,545	269,610
Total held to maturity securities	$384,608	$388,540

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at June 30 and March 31, 2015 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
June 30, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for sale:	(In Thousands)
Mortgage-backed securities:
Federal National Mortgage Association	$6,529	$39	$—	$—	$6,529	$39
Total available for sale securities	$6,529	$39	$—	$—	$6,529	$39

Held to maturity:
Debt securities:
Government-sponsored enterprises	$14,992	$8	$4,993	$7	$19,985	$15
Municipal bonds	1,419	20	—	—	1,419	20
Corporate bonds	4,952	85	—	—	4,952	85
	21,363	113	4,993	7	26,356	120
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	18,803	251	8,033	249	26,836	500
Federal National Mortgage Association	97,152	1,012	21,728	686	118,880	1,698
Government National Mortgage Association	—	—	1,459	75	1,459	75
	115,955	1,263	31,220	1,010	147,175	2,273
Total held to maturity securities	$137,318	$1,376	$36,213	$1,017	$173,531	$2,393

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$4,996	$4	$9,988	$12	$14,984	$16
Municipal bonds	2,999	1	—	—	2,999	1
	7,995	5	9,988	12	17,983	17
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	8,364	132	8,364	132
Federal National Mortgage Association	20,293	18	22,524	395	42,817	413
Government National Mortgage Association	—	—	1,494	49	1,494	49
	20,293	18	32,382	576	52,675	594
Total held to maturity securities	$28,288	$23	$42,370	$588	$70,658	$611

Management does not believe that any of the unrealized losses at June 30, 2015 (four bonds of Government-sponsored enterprises, one corporate bond, and eight municipal bonds included in debt securities, and thirty-four FNMA mortgage-backed securities, eight FHLMC mortgage-backed securities, and one GNMA mortgage-backed security) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

During the three months ended June 30, 2015, the proceeds from sales of securities available for sale totaled $1.9 million, resulting in gross realized gains of $72,000. There were no sales of securities held to maturity during the three months ended June 30, 2015. There were no sales of securities available for sale or held to maturity during the three months ended June 30, 2014.

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	June 30,	March 31,
	2015	2015
	(In Thousands)
Real estate:
One- to four-family	$571,450	$557,301
Multi-family	35,221	35,410
Commercial	38,195	38,838
Construction	582	611
	645,448	632,160
Consumer:
Second mortgage	7,114	7,121
Passbook or certificate	650	602
Equity lines of credit	2,778	2,556
Other loans	70	70
	10,612	10,349
Total Loans	656,060	642,509

Loans in process	(477)	(533)
Net purchase premiums, discounts, and deferred loan costs	2,744	2,583
	2,267	2,050
Total Loans, Net	$658,327	$644,559

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

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

The change in the allowance for loan losses for the three months ended June 30, 2015 and 2014 is as follows:

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At March 31, 2015:
Total allowance for loan losses	$2,704	$350	$353	$1	$42	$—	$25	$3,475
Charge-offs	(26)	—	—	—	—	—	—	(26)
Recoveries	3	—	—	—	—	—	—	3
Provision charged to operations	143	(50)	(25)	—	3	—	2	73
At June 30, 2015:
Total allowance for loan losses	$2,824	$300	$328	$1	$45	$—	$27	$3,525

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At March 31, 2014:
Total allowance for loan losses	$2,460	$186	$224	$2	$45	$1	$153	$3,071
Charge-offs	(84)							(84)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	144	61	42	—	(2)	—	(107)	138
At June 30, 2014:
Total allowance for loan losses	$2,520	$247	$266	$2	$43	$1	$46	$3,125

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at June 30 and March 31, 2015.

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
June 30, 2015	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,824	300	328	1	45	—	27	3,525
Total	$2,824	$300	$328	$1	$45	$—	$27	$3,525
Loans:
Individually evaluated for impairment	$1,088	$776	$436	$—	$12	$—	$—	$2,312
Collectively evaluated for impairment	570,362	34,445	37,759	582	9,880	720	—	653,748
Total	$571,450	$35,221	$38,195	$582	$9,892	$720	$—	$656,060

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
March 31, 2015	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,704	350	353	1	42	—	25	3,475
Total	$2,704	$350	$353	$1	$42	$—	$25	$3,475
Loans:
Individually evaluated for impairment	$885	$784	$439	$—	$13	$—	$—	$2,121
Collectively evaluated for impairment	556,416	34,626	38,399	611	9,664	672	—	640,388
Total	$557,301	$35,410	$38,838	$611	$9,677	$672	$—	$642,509

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of classified loan balances are as follows at June 30 and March 31, 2015:

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-family	Commercial	Construction	Equity Lines	and Other	Total
June 30, 2015	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Loans
	(In Thousands)
Non-classified:	$566,403	$34,647	$37,759	$582	$9,815	$720	$649,926
Classified:
Special mention	789	—	—	—	5	—	794
Substandard	4,258	574	436	—	72	—	5,340
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$571,450	$35,221	$38,195	$582	$9,892	$720	$656,060

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-family	Commercial	Construction	Equity Lines	and Other	Total
March 31, 2015	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Loans
	(In Thousands)
Non-classified:	$551,680	$34,829	$38,399	$611	$9,585	$672	635,776
Classified:
Special mention	1,008	—	—	—	19	—	1,027
Substandard	4,613	581	439	—	73	—	5,706
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$557,301	$35,410	$38,838	$611	$9,677	$672	$642,509

The following table provides information with respect to the Bank’s nonaccrual loans at June 30 and March 31, 2015. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and, or interest become doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	June 30, 2015	March 31, 2015
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$4,258	$4,555
Multi-family	574	581
Commercial	436	439
Consumer and other loans:
Second mortgage	72	73
Total nonaccrual loans	$5,340	$5,648

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in the Bank’s loan portfolio at June 30 and March 31, 2015.

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
June 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$2,298	$267	$3,071	$5,636	$565,814	$571,450
Multi-family	574	—	—	574	34,647	35,221
Commercial	—	192	244	436	37,759	38,195
Construction	—	—	—	—	582	582
Consumer and other loans:
Second mortgage and equity lines of credit	—	30	72	102	9,790	9,892
Passbook or certificate and other loans	—	—	—	—	720	720
Total	$2,872	$489	$3,387	$6,748	$649,312	$656,060

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
March 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$1,289	$239	$3,262	$4,790	$552,511	$557,301
Multi-family	—	—	581	581	34,829	35,410
Commercial	—	—	439	439	38,399	38,838
Construction	—	—	—	—	611	611
Consumer and other loans:
Second mortgage and equity lines of credit	13	—	60	73	9,604	9,677
Passbook or certificate and other loans	4	—	—	4	668	672
Total	$1,306	$239	$4,342	$5,887	$636,622	$642,509

There were no loans that are past due greater than 90 days that were accruing as of June 30 and March 31, 2015.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Impaired loans, none of which had a related allowance at or for the three months ending June 30, 2015 and 2014, and at or for the year ended March 31, 2015, were as follows:

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended June 30, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,088	$1,260	$1,005	$7
Multi-family	776	801	779	15
Commercial	436	436	437	4
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$2,312	$2,509	$2,233	$26

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended June 30, 2014	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$766	$943	$621	$2
Multi-family	207	234	207	3
Commercial	246	246	246	3
Total impaired loans	$1,219	$1,423	$1,074	$8

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Year Ended March 31, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$885	$1,058	$746	$20
Multi-family	784	810	250	12
Commercial	439	439	351	16
Consumer and other loans
Second mortgage	13	13	4	—
Total impaired loans	$2,121	$2,320	$1,351	$48

The recorded investment in loans modified in a troubled debt restructuring totaled $865,000 and $784,000, respectively, at June 30 and March 31, 2015, of which $86,000 and -0- were 90 days or more past due, and $6,000 and $7,000, respectively, were 60 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at June 30 and March 31, 2015. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents troubled debt restructurings by class during the period indicated.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
		(Dollar In Thousands)
Three Months Ended June 30, 2015
One- to Four-Family Real Estate	1	$86	$99	$—
Three Months Ended June 30, 2014
One- to Four-Family Real Estate	1	$210	$214	$7

The restructuring of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, capitalization of prior past dues, and payment recalculation and re-amortization.

There were no new troubled debt restructurings which defaulted within twelve months of restructuring during the three months ended June 30, 2015 and 2014.

7. FAIR VALUE

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30 and March 31, 2015 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
June 30, 2015
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$10,778	$—	$10,778	$—
Total securities available for sale	$10,778	$—	$10,778	$—

March 31, 2015
Securities available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$—	$5,000	$—
Mortgage-backed securities:
Federal National Mortgage Association	13,314	—	13,314	—
Total securities available for sale	$18,314	$—	$18,314	$—

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30 and March 31, 2015 are as follow:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
June 30, 2015
Impaired loans	$365	$—	$—	$365
March 31, 2015
Impaired loans	$245	$—	$—	$245

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30 and March 31, 2015.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
	(Dollars in Thousand)
June 30, 2015
Impaired Loans	$365	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)
March 31, 2015
Impaired Loans	$245	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)

(1)	Fair value is based on third party appraisals.
(2)	Includes estimated costs to sell.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30 and March 31, 2015:

Cash and Cash Equivalents, Interest Receivable, and Interest Payable (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents, interest receivable, and interest payable approximate their fair values.

Securities

The fair value of all securities, whether classified as available for sale (carried at fair value) or held to maturity (carried at cost), is determined by reference to quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities are measured on a recurring basis. The fair values of these securities are obtained from quotes received from an independent broker. The Company’s broker provides it with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available. As the Company is responsible for the determination of fair value, it performs monthly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. The Company’s internal price verification procedures and review of fair value methodology documentation provided by third- party pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

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

As of June 30 and March 31, 2015, the fair value of the commitments to extend credit were not considered to be material.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
June 30, 2015	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$23,498	$23,498	$23,498	$—	$—
Securities available for sale	10,778	10,778	—	10,778	—
Securities held to maturity	384,608	388,540	—	388,540	—
Net loans receivable	654,802	652,292	—	—	652,292
Federal Home Loan Bank of New York stock	6,085	6,085	—	6,085	—
Interest receivable	3,274	3,274	—	3,274	—
Financial liabilities:
Deposits	685,248	689,493	—	689,493	—
FHLB advances	107,500	110,600	—	110,600	—
Interest payable	252	252	—	252	—

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
March 31, 2015	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$49,308	$49,308	$49,308	$—	$—
Securities available for sale	18,314	18,314	—	18,314	—
Securities held to maturity	400,561	409,554	—	409,554	—
Net loans receivable	641,084	645,801	—	—	645,801
Federal Home Loan Bank of New York stock	6,041	6,041	—	6,041	—
Interest receivable	3,274	3,274	—	3,274	—
Financial liabilities:
Deposits	699,476	704,788	—	704,788	—
FHLB advances	107,500	111,008	—	111,008	—
Interest payable	244	244	—	244	—

8. RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB and International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 by the FASB and as IFRS 152 by the IASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The goals of the revenue recognition project are to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements while also providing “a more robust framework for addressing revenue issues.” The boards believe that the standard will improve the consistency of requirements, comparability of revenue recognition practices, and usefulness of disclosures. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard effective April 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations.  The Company’s actual results could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II - “Item 1A: Risk Factors.”)  Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 under Part I - “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans which comprised 34.3% and 56.8%, respectively, of total assets at June 30, 2015, as compared to 35.3% and 54.0%, respectively, of total assets at March 31, 2015. Cash and cash equivalents decreased to 2.0% of total assets at June 30, 2015, as compared to 4.2% at March 31, 2015. The Company’s mortgage-backed securities portfolio at June 30, 2015 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 55.0% U.S. government-sponsored or guaranteed enterprises, 42.4% corporate bonds and 2.6% municipal bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”).  Deposits decreased $14.2 million, or 2.0%, between March 31, 2015 and June 30, 2015. The decrease in deposits was mainly due to our continued strategy of managing the cost of funds by allowing controlled, higher priced time deposit runoff. Borrowed funds remained stable at $107.5 million at June 30, 2015.

Net interest income increased $176,000, or 2.7%, during the three months ended June 30, 2015, when compared with the same 2014 period.  This increase in net interest income was due to a $176,000 decrease in total interest expense. Average interest-earning assets decreased $7.6 million, or 0.7%, compared with the same 2014 period, while average interest-bearing liabilities decreased $78.8 million, or 9.1%, when compared with the same 2014 period. The $71.2 million increase in average net interest-earning assets was mainly attributable to an increase of $49.3 million in the average balance of loans, coupled with decreases of $55.0 million in the average balance of interest bearing deposits, and $23.8 million in the average balance of FHLB advances, partially offset by  decreases of $27.7 million in the average balance of mortgage-backed securities, $13.3 million in the average balance of investment securities, and $15.9 million in the average balance of other interest-earning assets.

The net interest rate spread stayed unchanged at 2.11% for the three months ended June 30, 2015. This was due to an increase of 2 basis points in the yield on interest-earning assets fully offset by an increase of 2 basis points in the cost of interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended June 30, 2015, non-interest income increased $166,000, or 47.7%, as compared to the comparable period in 2014 mainly as the result of an increase in income from bank owned life insurance and the inclusion of $72,000 in gains on sales of available for sale securities in the 2015 period. Provision for loan losses decreased $65,000, or 47.1%, for the three months ended June 30, 2015, and non-interest expenses increased $378,000, or 9.1%, between periods.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Assets at June 30, 2015 totaled $1.15 billion, which represents a decrease of $34.2 million, or 2.9%, as compared with $1.19 billion at March 31, 2015. The decrease in total assets was primarily due to our continued management of the cost of funds by allowing controlled, higher priced time deposit runoff funded by repayments on securities coupled with a decrease in cash, which was used primarily to repurchase common stock.

Cash and cash equivalents decreased $25.8 million, or 52.3%, to $23.5 million at June 30, 2015 as compared to $49.3 million at March 31, 2015, mainly due to the repurchase of $20.4 million of common stock during the three months ended June 30, 2015.

Securities available for sale at June 30, 2015 decreased $7.5 million, or 41.1%, to $10.8 million from $18.3 million at March 31, 2015, resulting primarily from maturities and principal repayments of $5.5 million, $1.9 million in proceeds from the sale of securities, and a decrease of $207,000 in the unrealized gain on the portfolio.

Securities held to maturity at June 30, 2015 decreased $16.0 million, or 4.0%, to $384.6 million from $400.6 million at March 31, 2015, resulting primarily from maturities, calls and repayments totaling $37.0 million, partially offset by purchases of securities totaling $21.2 million.

Net loans at June 30, 2015 increased $13.7 million, or 2.1%, to $654.8 million when compared with $641.1 million at March 31, 2015.  The largest increase in the loan portfolio was in one- to four-family real estate loans, which increased $14.1 million, or 2.5%. Repayment levels remained stable.

Total liabilities decreased $14.0 million, or 1.7%, to $804.9 million at June 30, 2015 from $818.9 million at March 31, 2014.  Deposits at June 30, 2015 decreased $14.2 million, or 2.0%, to $685.2 million when compared with $699.5 million at March 31, 2015 mainly due to the previously noted planned run-off of higher priced deposits. From March 31, 2015 to June 30, 2015, borrowed funds remained at $107.5 million with a weighted average interest rate of 2.08%.

Total stockholders’ equity decreased $20.2 million, or 5.5%, to $347.8 million at June 30, 2015 from $368.0 million at March 31, 2015. The decrease resulted primarily from cash dividends paid of $3.0 million and repurchases of common stock of $20.4 million, partially offset by net income of $1.7 million.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014 (Cont’d.)

	Three Months Ended June 30,
	2015				2014
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$646,459		$5,984	3.70%	$597,112		$5,676	3.80%
Mortgage-backed securities	279,074		1,942	2.78%	306,831		2,365	3.08%
Investment securities	128,390		709	2.21%	141,681		590	1.67%
Other interest-earning assets	34,236		77	0.90%	50,128		81	0.65%
Total interest-earning assets	1,088,159		8,712	3.20%	1,095,752		8,712	3.18%
Non-interest-earning assets	81,378				149,253
Total assets	$1,169,537				$1,245,005
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$54,037		15	0.11%	$56,799		18	0.13%
Savings and Club accounts	141,798		58	0.16%	143,501		63	0.18%
Certificates of deposit	482,464		1,500	1.24%	533,040		1,636	1.23%
Total interest-bearing deposits	678,299		1,573	0.93%	733,340		1,717	0.94%
FHLB Advances	107,500		562	2.09%	131,250		594	1.81%
Total interest-bearing liabilities	785,799		2,135	1.09%	864,590		2,311	1.07%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	13,556				12,452
Other non-interest-bearing liabilities	11,699				13,281
Total non-interest-bearing liabilities	25,255				25,733
Total liabilities	811,054				890,323
Stockholders' equity	358,483				354,682
Total liabilities and stockholders' equity	$1,169,537				$1,245,005
Net interest income			$6,577				$6,401
Interest rate spread				2.11%				2.11%
Net interest margin				2.42%				2.34%
Average interest-earning assets to average interest-bearing liabilities	1.38	x			1.27	x

Net income increased $36,000, or 2.2%, to $1.66 million for the three months ended June 30, 2015 compared with $1.62 million for the same 2014 period.  The increase in net income during the 2015 period resulted primarily from increases of $176,000, or 2.7%, in net interest income and $166,000, or 47.7%, in non-interest income, as well as a decrease of $65,000, or 47.1%, in provision for loan losses, partially offset by an increase of $378,000, or 9.1%, in non-interest expense.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014 (Cont’d.)

Interest income on loans increased by $308,000, or 5.4%, to $6.0 million during the three months ended June 30, 2015, when compared with $5.7 million for the same 2014 period.  The increase during the 2015 period mainly resulted from an increase of $49.3 million, or 8.3%, in the average balance when compared to the same period in 2014, partially offset by a decrease of 10 basis points in the yield earned on the loan portfolio, to 3.70% from 3.80%. Interest income on mortgage-backed securities decreased $423,000, or 17.9%, to $1.9 million during the three months ended June 30, 2015, when compared with $2.4 million for the same 2014 period. The decrease during the 2015 period resulted from a decrease of 30 basis points in the yield earned on mortgage-backed securities to 2.78% from 3.08%, coupled with a decrease of $27.8 million, or 9.0%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $119,000, or 20.2%, to $709,000 during the three months ended June 30, 2015, when compared to $590,000 during the same 2014 period, due to a 54 basis point increase in yield to 2.21% from 1.67%, partially offset by a decrease in the average balance of $13.3 million, or 9.4%. Interest earned on other interest-earning assets decreased by $4,000, or 4.9%, to $77,000 during the three months ended June 30, 2015, when compared to $81,000 during the same 2014 period. The decrease was primarily due to a decrease of $15.9 million, or 31.7%, in average balance, partially offset by a 25 basis point increase in the yield to 0.90% from 0.65%.  The decrease in the yields on most interest-earning assets was the result of continued overall lower market interest rates.

Interest expense on deposits decreased $144,000, or 8.4%, to $1.6 million during the three months ended June 30, 2015, when compared to $1.7 million during the same 2014 period.  The decrease was primarily attributable to a decrease of 1 basis point in the cost of interest-bearing deposits to 0.93% from 0.94%, coupled with a decrease of $55.0 million, or 7.5%, in the average balance of interest-bearing deposits.  Interest expense on borrowed money decreased approximately $32,000, or 5.4%, to $562,000 during the three months ended June 30, 2015 when compared with $594,000 during the same 2014 period. The decrease was primarily attributable to a decrease of $23.8 million, or 18.1%, in the average balance of borrowings, mostly from short-term borrowings originated in late 2014, partially offset by an increase of 28 basis points in the cost of borrowings to 2.09% from 1.81%. The $78.8 million decrease in average interest-bearing liabilities was due to a decrease of $55.0 million in the interest-bearing deposits and $23.8 million in the average balance of borrowings. Net interest income increased $176,000, or 2.7%, during the three months ended June 30, 2015, to $6.6 million when compared to $6.4 million for the same 2014 period. The net interest rate spread remained unchanged at 2.11% for both period due to a 2 basis point increase in the yield earned on interest-earning assets, fully offset by a 2 basis point increase in the cost of interest-bearing liabilities.

The provision for loan losses decreased $65,000, or 47.1%, to $73,000 for the three months ended June 30, 2015 as compared to $138,000 for the same period in 2014. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2015 and 2014, the Bank’s non-accrual loans totaled $5.3 million and $5.5 million, respectively, representing 0.81% and 0.89%, respectively, of total gross loans, and 0.46% and 0.44%, respectively, of total assets. At March 31, 2015, nonaccrual loans totaled $5.6 million, or 0.88% and 0.48% of total gross loans and total assets, respectively. During the three months ended June 30, 2015, the Bank recorded $23,000 in net charge-offs on three one- to four-family residential real estate loans. During the three months ended June 30, 2014, the Bank recorded $84,000 in net charge-offs on two one- to four-family residential real estate loans.  At June 30, 2015, non-accrual loans consisted of twenty-two loans secured by one- to four-family residential real estate, two loans secured by commercial real estate, one loan secured by multi-family real estate, one second mortgage loan secured by one- to four-family residential real estate, and one second mortgage loan secured by commercial real estate, while at June 30, 2014, non-accrual loans consisted of twenty-five loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, and one second mortgage loans secured by one- to four-family residential real estate.  Included in non-accrual loans at June 30, 2015 are ten loans totaling $2.0 million that were current or less than ninety days delinquent. At June 30, 2014, there were thirteen loans totaling $3.0 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $2.3 million, $2.1 million and $1.2 million at June 30, 2015, March 31, 2015 and June 30, 2014, respectively. The allowance for loan losses amounted to $3.53 million, $3.48 million, and $3.13 million, respectively, at June 30, 2015, March 31, 2015, and June 30, 2014, representing 0.54%, 0.54%, and 0.51% of total gross loans, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014 (Cont’d.)

Non-interest income increased $166,000, or 47.7%, to $514,000 for the three months ended June 30, 2015 as compared to $348,000 for the three months ended June 30, 2014. The increase was mainly attributable to a $91,000 increase in income from bank owned life insurance, resulting from a $12.5 million additional investment in the quarter ended December 31, 2014, and a gain of $72,000 on sales of available for sale securities being included in the 2015 period. There were no such gains in the 2014 period.

Non-interest expenses increased $378,000, or 9.1%, to $4.52 million for the three months ended June 30, 2015, as compared to $4.14 million for the three months ended June 30, 2014. The increase was driven by increases of $280,000, or 11.5%, in salaries and employee benefits, $54,000, or 17.8%, in equipment expense, and $57,000, or 28.9%, in professional services. The increase in salaries and employee benefits includes typical annual increases in compensation and benefits expenses and costs related to the hiring of additional personnel, as well as a related increase in employee stock ownership plan expense. The increase in equipment expense related to the increase in costs for the development and implementation of new products. Professional services included an increase in legal fees primarily related to the development and implementation of products and services and the Bank’s branding and marketing efforts.

Income taxes totaled $845,000 and $852,000 during the three months ended June 30, 2015 and 2014, respectively.  The decrease of $7,000, or 0.8%, during the 2015 period resulted from a decrease in the effective income tax rate.  The overall effective income tax rate was 33.8% for the 2015 period compared with 34.4% for the 2014 period.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $34.3 million, or 3.0% of total assets at June 30, 2015, as compared to $67.6 million, or 5.7% of total assets at March 31, 2015.

The Company’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its shareholders.  The Company also may repurchase shares of its common stock.  Its primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“the OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years.  On a stand-alone basis, at June 30, 2015, the Company had liquid assets of $85.5 million, which included $74.7 million in cash and cash equivalent and $10.8 million in securities available for sale.

Cash was generated by operating and investing activities and used by financing activities during the three months ended June 30, 2015.  The primary sources of cash were net income, and proceeds from principal repayments, maturities and calls of securities. The primary uses of funds were purchases of securities and loans, net loan originations, decrease in deposits, and the repurchase of common stock. Dividends declared and paid totaled $3.0 million during the three months ended June 30, 2015.

The Company’s primary investing activities are the origination and purchase of loans, and the purchases of securities. Net loans amounted to $654.8 million and $641.1 million at June 30, 2015 and March 31, 2015, respectively.  Securities, including available for sale and held to maturity issues, totaled $395.4 million and $418.9 million at June 30, 2015 and March 31, 2015, respectively.  In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments,  maturities, and calls on existing loans and securities, and the sale of securities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At June 30, 2015, advances from the FHLB amounted to $107.5 million at a weighted average rate of 2.08%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $88.0 million at two large financial institutions under established, unsecured, overnight lines of credit at a daily adjustable interest rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2015, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $6.4 million which included $4.9 million for fixed rate loans with interest rates ranging from 3.125% to 4.00%, and $1.5 million for adjustable rate loans with initial interest rates ranging from 3.00% to 3.50%.

In addition, at June 30, 2015, the Bank had outstanding commitments to originate an adjustable rate multi-family real estate loan of $700,000 with an initial interest rate of 4.25%, and an adjustable rate commercial real estate loan of $560,000 with an initial interest rate of 4.50%.

At June 30, 2015 the Bank also had outstanding commitments to purchase one- to four-family mortgage loans totaling approximately $8.9 million, which included $2.8 million for adjustable rate loans with initial interest rates ranging from 2.875% to 3.25%, and $6.1 million for fixed rate loans with interest rates ranging from 3.00% to 4.50%.

At June 30, 2015, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.3 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At June 30, 2015, the Bank also had outstanding commitments to originate fixed rates home equity loans totaling $300,000 with interest rates ranging from 3.50% to 4.50%.

Certificates of deposit due within one year at June 30, 2015 totaled $201.9 million, or 42.3% of total certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.  FHLB advances due within one year at June 30, 2015 totaled $65.0 million.

The Company and its subsidiary Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirement for the Company’s subsidiary bank.

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition, the implementation of the new rule had no material impact on our regulatory capital level or ratios at the Bank level. The new rule establishes limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rule has a capital conservation buffer requirement that will be phased in beginning January 1, 2016 through January 1, 2019, when the full capital conservation buffer requirement will be effective.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Company’s and the Bank’s capital position at June 30 and March 31, 2015, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
			Minimum Capital		For Classification as
	Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015	(Dollars In Thousands)
Total risk-based capital (to risk-weighted assets)
Bank	$252,073	46.07%	$43,776	8.00%	$54,720	10.00%
Company	351,879	64.01	43,979	8.00	54,974	10.00
Tier 1 capital (to risk-weighted assets)
Bank	248,548	45.42	32,832	6.00	43,776	8.00
Company	348,354	63.37	32,984	6.00	43,979	8.00
Common equity (tier 1) capital (to risk-weighted assets)
Bank	248,548	45.42	24,624	4.50	35,568	6.50
Company	348,354	63.37	24,738	4.50	35,733	6.50
Core (tier 1) capital (to average total assets)
Bank	248,548	21.92	45,355	4.00	56,694	5.00
Company	348,354	29.70	46,921	4.00	58,651	5.00
March 31, 2015
Total risk-based capital (to risk-weighted assets)
Bank	$249,980	45.96%	$43,508	8.00%	$54,385	10.00%
Company	371,957	67.51	44,075	8.00	55,094	10.00
Tier 1 capital (to risk-weighted assets)
Bank	246,505	45.33	32,631	6.00	43,508	8.00
Company	368,482	66.88	33,056	6.00	44,075	8.00
Common equity (tier 1) capital (to risk-weighted assets)
Bank	246,505	45.33	24,473	4.50	35,350	6.50
Company	368,482	66.88	24,792	4.50	35,811	6.50
Core (tier 1) capital (to average total assets)
Bank	246,505	21.55	45,752	4.00	57,189	5.00
Company	368,482	30.88	47,735	4.00	59,669	5.00

In January 2015, the most recent notification from the OCC categorized the Bank as well capitalized as of June 30, 2014, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of the Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of mortgage loans, and investment and mortgage-backed securities that have longer maturities than the Bank’s liabilities, which consist primarily of deposits. As a result, a principal part of the Bank’s business strategy is to manage interest rate risk and reduce the exposure of net interest income to change in market interest rates. Accordingly, our Board of Directors, through its Enterprise Risk Management Committee, has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and one outside director, operates under a policy adopted by the Board of Directors, and meets as needed to review the Bank’s asset/liability policies and interest rate risk position.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

The table below sets forth, as of March 31, 2015, the most recent date the Bank’s interest rate risk was measured, the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. Given the current economic environment, the Bank expects that these changes as of June 30, 2015 will not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any assets of Clifton Bancorp. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We estimate changes in NPV or net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
					(Decrease) in
		Estimated Increase		Estimated	Estimated Net
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)

+200 bp	$212,934	$(46,229)	(17.84)%	$25,437	$(624)	(2.39)%
0	259,163	—	—	26,061	—	—
(100)	267,795	8,632	3.33	25,819	(242)	(0.93)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates that at March 31, 2015, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 17.84% decrease in NPV and a $624,000 or 2.39%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 3.33% increase in NPV and a $242,000, or 0.93%, decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the SEC on June 5, 2015, which could materially affect our business, financial condition and/or operating results.  As of June 30, 2015, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended June 30, 2015.
(b)	Use of Proceeds. Not applicable.
(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2015.

			Total Number	Maximum
			of Shares	Number of Shares
	Total		Purchased as	That May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plan	the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs

April 1 - April 30, 2015	44,000	$13.78	44,000	2,687,000
May 1 - May 31, 2015	1,368,724	13.78	1,368,724	1,318,276
June 1 - June 30, 2015 (2)	66,087	13.79	65,200	1,253,076
Total	1,478,811	$13.78	1,477,924

(1)

On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, which became effective on April 2, 2015, to acquire up to 2,731,000 shares of the Company's outstanding stock.

(2)	In June 2015, 887 shares under the Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan were repurchased as payment of taxes due upon the vesting of restricted stock awards.
ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)
3.2	Bylaws of Clifton Bancorp Inc. (2)
4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (3)
10.0	Clifton Savings Bank 2016 Performance Incentive Compensation Plan*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2014.
(2)	Incorporated by reference to Exhibit 3.2 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2014.
(3)	Incorporated by reference to Exhibit 4.0 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON BANCORP INC.

Date:	August 6, 2015	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	August 6, 2015	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)