Form 10-Q
period 2015-09-30
Clifton Bancorp Inc.
filed 2015-11-06
CIK 1592329

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2015: 25,692,296 shares outstanding.

CLIFTON BANCORP INC.AND SUBSIDIARIES

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Cash and due from banks	$4,551	$12,579
Interest-bearing deposits in other banks	13,318	36,729
Cash and Cash Equivalents	17,869	49,308
Securities available for sale, at fair value	10,386	18,314
Securities held to maturity, at cost (fair value of $376,179 at September 30, 2015 and $409,554 at March 31, 2015):	369,196	400,561
Loans receivable	680,911	644,559
Allowance for loan losses	(3,625)	(3,475)
Net Loans	677,286	641,084
Bank owned life insurance	56,069	55,858
Premises and equipment	7,177	7,108
Federal Home Loan Bank of New York stock	6,827	6,041
Interest receivable	3,214	3,274
Other assets	5,871	5,376
Total Assets	1,153,895	1,186,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	13,906	12,897
Interest bearing	664,718	686,579
Total Deposits	678,624	699,476
Advances from Federal Home Loan Bank of New York	124,000	107,500
Advance payments by borrowers for taxes and insurance	7,266	6,837
Other liabilities and accrued expenses	5,738	5,110
Total Liabilities	815,628	818,923
Commitments and Contingencies
Stockholders' Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value), 85,000,000 shares authorized; 25,744,796 issued and outstanding at September 30, 2015; 27,325,847 issued and outstanding at March 31, 2015	257	273
Paid-in capital	246,417	275,341
Deferred compensation obligation under Rabbi Trust	372	273
Retained earnings	103,780	105,032
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(11,811)	(12,437)
Accumulated other comprehensive loss	(513)	(481)
Stock held by Rabbi Trust	(235)	—
Total Stockholders' Equity	338,267	368,001
Total Liabilities and Stockholders' Equity	$1,153,895	$1,186,924

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest Income
Loans	$6,090	$5,799	$12,074	$11,475
Mortgage-backed securities	1,899	2,339	3,841	4,704
Debt securities	678	666	1,387	1,256
Other interest-earning assets	72	95	149	176
Total Interest Income	8,739	8,899	17,451	17,611
Interest Expense
Deposits	1,587	1,725	3,160	3,442
Advances	612	592	1,174	1,186
Total Interest Expense	2,199	2,317	4,334	4,628
Net Interest Income	6,540	6,582	13,117	12,983
Provision for Loan Losses	100	301	173	439
Net Interest Income after Provision for Loan Losses	6,440	6,281	12,944	12,544
Non-Interest Income
Fees and service charges	50	72	105	124
Bank owned life insurance	401	300	787	595
Gain on sale of securities	—	102	72	102
Other	1	—	2	1
Total Non-Interest Income	452	474	966	822
Non-Interest Expenses
Salaries and employee benefits	2,719	2,425	5,424	4,850
Occupancy expense of premises	351	363	747	748
Equipment	370	455	727	758
Directors' compensation	247	373	458	585
Advertising and marketing	108	63	165	137
Professional services	214	188	468	385
Federal deposit insurance premium	122	126	246	283
Other	449	539	860	923
Total Non-Interest Expenses	4,580	4,532	9,095	8,669
Income before Income Taxes	2,312	2,223	4,815	4,697
Income Taxes	772	744	1,617	1,596
Net Income	$1,540	$1,479	$3,198	$3,101
Net Income per Common Share
Basic	$0.06	$0.06	$0.13	$0.12
Diluted	$0.06	$0.06	$0.13	$0.12
Dividends per common share	$0.06	$0.06	$0.18	$0.18

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	24,553,855	25,333,350	24,987,662	25,288,801
Diluted	24,607,893	25,521,484	25,051,966	25,467,460

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$1,540	$1,479	$3,198	$3,101
Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale, net of income (taxes) benefit of $(45) and $45, $11 and $20, respectively	65	(66)	(14)	(29)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $0 and $42, $29 and $42, respectively (A)	—	(60)	(43)	(60)
Benefit plan amortization, net of income tax benefit of $(9) and $(6), $(18) and $(12), respectively (B)	13	9	25	17
Total other comprehensive income (loss)	78	(117)	(32)	(72)
Total comprehensive income	$1,618	$1,362	$3,166	$3,029

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)

Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors' compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Six Months Ended September 30, 2015	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	(Loss)	Trust	Total
Balance - March 31, 2015	27,325,847	$273	$275,341	$273	$105,032	$(12,437)	$(481)	$—	$368,001
Net income	—	—	—	—	3,198	—	—	—	3,198
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(32)	—	(32)
ESOP shares committed to be released	—	—	235	—	—	626	—	—	861
Stock option expense	—	—	35	—	—	—	—	—	35
Restricted stock awards granted	511,784	5	(5)	—	—	—	—	—	—
Restricted stock awards earned	—	—	129	—	—	—	—	—	129
Repurchase restricted stock awards	(887)	—	(12)	—	—	—	—	—	(12)
Funding of Supplemental Executive Retirement Plan	—	—	—	99	—	—	—	(235)	(136)
Tax benefit from stock based compensation	—	—	172	—	—	—	—	—	172
Exercise of stock options	183,731	2	1,919	—	—	—	—	—	1,921
Repurchase common stock	(2,275,679)	(23)	(31,397)	—	—	—	—	—	(31,420)
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,450)	—	—	—	(4,450)
Balance - September 30, 2015	25,744,796	$257	$246,417	$372	$103,780	$(11,811)	$(513)	$(235)	$338,267

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred				Accumulated
				Compensation		Common Stock		Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Treasury	Comprehensive	by Rabbi
Six Months Ended September 30, 2014	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Stock	(Loss)	Trust	Total
Balance - March 31, 2014	26,528,999	$305	$136,688	$346	$104,110	$(3,480)	$(43,250)	$(315)	$(267)	$194,137
Net income	—	—	—	—	3,101	—		—	—	3,101
Other comprehensive loss, net of income tax	—	—	—	—	—	—	—	(72)	—	(72)
ESOP shares committed to be released	—	—	134	—	—	641	—	—	—	775
Stock option expense	—	—	11	—	—	—	—	—	—	11
Forfeited restricted stock awards	(1,175)	—	—	—	—	—	—	—	—	—
Restricted stock awards earned	—	—	24	—	—	—	—	—	—	24
Funding of Supplemental Executive Retirement Plan	—	—	—	128	—	—	—	—	(25)	103
Supplemental Executive Retirement Plan distribution	—	—	—	(309)	—	—	—	—	292	(17)
Repurchase restricted stock awards	(887)	—	(11)	—	—	—	—	—	—	(11)
Tax benefit from stock based compensation	—	—	79	—	—	—	—	—	—	79
Exercise of stock options	86,111	1	894	—	—	—		—	—	895
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,544)	—	—	—	—	(4,544)
Second-step conversion and stock offering, net of offering expenses	63,150	(39)	130,237	—	—	(10,236)	43,250	—	—	163,212
Balance - September 30, 2014	26,676,198	$267	$268,056	$165	$102,667	$(13,075)	$—	$(387)	$—	$357,693

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$3,198	$3,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	285	297
Net amortization of deferred fees and costs, premiums and discounts	469	172
Provision for loan losses	173	439
Realized gain on sale of securities available for sale	(72)	(102)
Loss on sale of real estate owned	—	7
Decrease (increase) in interest receivable	60	(244)
Deferred income tax (benefit)	(369)	(92)
(Increase) decrease in other assets	(61)	1,006
Increase (decrease) in accrued interest payable	44	(8)
Increase (decrease) in other liabilities	584	(674)
Income from bank owned life insurance	(787)	(594)
ESOP shares committed to be released	861	775
Restricted stock expense	129	24
Stock option expense	35	11
(Decrease) increase in deferred compensation obligation under Rabbi Trust	(136)	86
Net Cash Provided by Operating Activities	4,413	4,204

Cash Flows From Investing Activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	5,974	631
Securities held to maturity	57,135	53,625
Proceeds from sale of securities available for sale	1,908	1,022
Proceeds from sale of real estate owned	—	117
Proceeds from life insurance	576	—
Redemptions of Federal Home Loan Bank of New York stock	158	1,751
Purchases of:
Securities available for sale	—	(12,303)
Securities held to maturity	(25,935)	(75,448)
Loans receivable	(26,984)	(29,117)
Premises and equipment	(354)	(239)
Federal Home Loan Bank of New York stock	(944)	(128)
Net (increase) in loans receivable	(9,674)	(4,011)
Net Cash Provided by (Used in) Investing Activities	1,860	(64,100)

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Six Months Ended
	September 30,
	2015	2014
Cash Flows From Financing Activities:
Net decrease in deposits	$(20,852)	$(32,842)
Net increase (decrease) in short-term advances from Federal Home Loan Bank of New York	15,500	(30,000)
Proceeds from long-term advances from Federal Home Loan Bank of New York	26,000	—
Principal payment on advances from Federal Home Loan Bank of New York	(25,000)	—
Net proceeds from stock offering	—	8,867
Net increase (decrease) in payments by borrowers for taxes and insurance	429	(150)
Repurchase restricted stock award	(12)	(11)
Exercise of stock options	1,921	895
Repurchase common stock	(31,420)	—
Dividends paid	(4,450)	(4,544)
Income tax benefit from stock based compensation	172	79
Net Cash (Used in) Financing Activities	(37,712)	(57,706)
Net (Decrease) in Cash and Cash Equivalents	(31,439)	(117,602)
Cash and Cash Equivalents - Beginning	49,308	192,581
Cash and Cash Equivalents - Ending	$17,869	$74,979
Supplemental Information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,290	$4,636
Income taxes paid	$2,642	$2,574
Non cash activities:
Transfer from loans receivable to real estate owned	$—	$124
Issuance of common stock funded by stock subscriptions received prior to April 1, 2014	$—	$154,345

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2015, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 5, 2015.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Basic and diluted EPS have been determined based on the adjusted numbers of weighted average shares. The calculation of diluted EPS for the three and six months ended September 30, 2015 includes incremental shares related to outstanding stock options of 54,038 and 64,304, respectively. The calculation of diluted EPS for the three and six months ended September 30, 2014 includes incremental shares related to outstanding stock options of 188,134 and 178,659, respectively. Shares issued, or retired during any period are weighted for the portion of the period they were outstanding. During the three and six months ended September 30, 2015, the average number of options which were antidilutive were 360,564 and 186,752, respectively. During the three and six months ended September 30, 2014, no options were antidilutive.

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION

On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, that became effective on April 2, 2015, to acquire up to 2,731,000 shares, or 10%, of the Company’s outstanding common stock. During the six months ended September 30, 2015, approximately 2,270,000 shares were repurchased at an aggregate cost of approximately $31.3 million, or $13.81 per share. There were no stock repurchase plans in effect at or during the period ended September 30, 2014.

On October 28, 2015, the Company announced that the Board of Directors authorized an extension of the stock repurchase plan to acquire an additional 2,569,000 shares, or 10%, of the Company’s outstanding common stock.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

At the Company’s annual stockholders meeting held on August 6, 2015, stockholders of the Company approved the Clifton Bancorp Inc. 2015 Equity Incentive Plan (“the Plan”). Under the Plan, the Company may grant options to purchase up to 1,705,944 of Company common stock and may grant up to 682,377 shares of common stock as restricted stock awards.

On September 2, 2015, 511,784 shares of restricted stock were awarded, with a grant date fair value of $13.84 per share. To fund the grants of restricted common stock, the Company issued 511,784 shares from authorized shares. All shares of restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. During the six months ended September 30, 2015 and 2014, $129,000 and $24,000, respectively, in expense was recognized in connection with the restricted stock awards. The expected future compensation expense relating to the 513,537 non-vested restricted shares outstanding at September 30, 2015 is $7.0 million over a weighted average period of 4.9 years.

The following is summary of the status of the Company’s non-vested restricted shares:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested at March 31, 2014	13,299	$9.03
Granted	1,753	13.32
Vesting	(6,249)	9.03
Forfeited	(1,175)	9.03
Non-vested at March 31, 2015	7,628	10.02
Granted	511,784	13.84
Vesting	(5,875)	9.03
Non-vested at September 30, 2015	513,537	13.84

On September 2, 2015, stock options to purchase 1,108,868 shares of Company common stock were awarded, with a grant date fair value of $1.63 per share and an expiration date of September 2, 2025. All stock options granted to date vest in equal installments over a five-year period beginning one year from the date of grant. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration date of September 2, 2025. The fair value of the stock options was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.92%, volatility of 12.50% and a dividend yield of 1.73%. During the six months ended September 30, 2015 and 2014, $35,000 and $11,000, respectively, in stock option expense was recognized net of an income tax benefit of $10,000 and $4,000 respectively. The expected future compensation expense relating to the 1,119,898 non-vested options outstanding at September 30, 2015 is $1.8 million over the weighted average period of 4.9 years.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

A summary of stock option activity follows:

			Weighted	Weighted Average	Aggregate
	Number of		Average	Remaining	Intrinsic
	Stock Options	Range	Exercise Price	Contractual Term	Value
Outstanding at March 31, 2014	1,072,557	$9.03 - $10.46	$10.25	2.12 Years	$1,848,962
Granted	11,030	13.32	13.32
Forfeited or cancelled	(4,406)	9.03	9.03
Exercised	(734,007)	9.03 - 10.46	10.46		1,860,808
Outstanding at March 31, 2015	345,174	9.03 - 13.32	9.93	2.79 Years	1,444,950
Granted	1,108,868	13.84	13.84
Exercised	(183,731)	9.03 - 10.46	10.45		632,424
Outstanding at September 30, 2015	1,270,311	9.03 - 13.84	13.27	9.29 Years	780,035

Exercisable at September 30, 2015	150,413	9.03	9.03	4.67 Years	729,503

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In Thousands)
Service cost	$44	$44	$88	$89
Interest cost	30	30	61	60
Amortization of unrecognized net loss	13	5	25	9
Amortization of past service cost	9	10	18	20
Settlement charge	—	171	—	171
Net periodic benefit cost	$96	$260	$192	$349

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$10,276	$110	$—	$10,386
Total available for sale securities	$10,276	$110	$—	$10,386

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$—	$—	$5,000
Mortgage-backed securities:
Federal National Mortgage Association	13,107	207	—	13,314
Total available for sale securities	$18,107	$207	$—	$18,314

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$54,923	$164	$3	$55,084
Corporate bonds	50,042	724	48	50,718
Municipal bonds	5,362	18	—	5,380
	110,327	906	51	111,182
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	51,279	1,235	145	52,369
Federal National Mortgage Association	192,365	4,749	442	196,672
Government National Mortgage Association	15,225	787	56	15,956
	258,869	6,771	643	264,997
Total held to maturity securities	$369,196	$7,677	$694	$376,179

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$74,904	$393	$16	$75,281
Corporate bonds	45,009	1,291	—	46,300
Municipal bonds	16,139	23	1	16,161
	136,052	1,707	17	137,742
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	56,286	1,673	132	57,827
Federal National Mortgage Association	191,117	5,102	413	195,806
Government National Mortgage Association	17,106	1,122	49	18,179
	264,509	7,897	594	271,812
Total held to maturity securities	$400,561	$9,604	$611	$409,554

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	September 30, 2015
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after five through ten years	$1,921	$1,922
Due after ten years	8,355	8,464
Total available for sale securities	$10,276	$10,386

Held to maturity:
Debt securities:
Due less than one year	$35,662	$36,072
Due after one through five years	47,249	47,359
Due after five through ten years	21,908	22,238
Due after ten years	5,508	5,513
	110,327	111,182
Mortgage-backed securities:
Due after one through five years	15,465	15,509
Due after five through ten years	72,406	73,219
Due after ten years	170,998	176,269
	258,869	264,997
Total held to maturity securities	$369,196	$376,179

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at September 30 and March 31, 2015 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
September 30, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$—	$—	$4,996	$3	$4,996	$3
Corporate bonds	4,988	48	—	—	4,988	48
	4,988	48	4,996	3	9,984	51
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	6,600	25	7,862	120	14,462	145
Federal National Mortgage Association	6,943	59	16,958	383	23,901	442
Government National Mortgage Association	—	—	1,469	56	1,469	56
	13,543	84	26,289	559	39,832	643
Total held to maturity securities	$18,531	$132	$31,285	$562	$49,816	$694

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$4,996	$4	$9,988	$12	$14,984	$16
Municipal bonds	2,999	1	—	—	2,999	1
	7,995	5	9,988	12	17,983	17
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	8,364	132	8,364	132
Federal National Mortgage Association	20,293	18	22,524	395	42,817	413
Government National Mortgage Association	—	—	1,494	49	1,494	49
	20,293	18	32,382	576	52,675	594
Total held to maturity securities	$28,288	$23	$42,370	$588	$70,658	$611

Management does not believe that any of the unrealized losses at September 30, 2015 (one bond of a Government-sponsored enterprise, one corporate bond, and one municipal bond included in debt securities, and ten FNMA mortgage-backed securities, four FHLMC mortgage-backed securities, and one GNMA mortgage-backed security) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

During the six months ended September 30, 2015, the proceeds from sales of securities available for sale totaled $1.9 million, resulting in gross realized gains of $72,000. During the six months ended September 30, 2014, the proceeds from sales of securities available for sale totaled $1.0 million, resulting in a gross realized gain of $102,000. There were no sales of held to maturity during the six months ended September 30, 2015 and 2014.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	September 30,	March 31,
	2015	2015
	(In Thousands)
Real estate:
One- to four-family	$591,200	$557,301
Multi-family	38,237	35,410
Commercial	37,573	38,838
Construction	582	611
	667,592	632,160
Consumer:
Second mortgage	6,982	7,121
Passbook or certificate	638	602
Equity lines of credit	3,037	2,556
Other loans	70	70
	10,727	10,349
Total Loans	678,319	642,509

Loans in process	(284)	(533)
Net purchase premiums, discounts, and deferred loan costs	2,876	2,583
	2,592	2,050
Total Loans, Net	$680,911	$644,559

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The change in the allowance for loan losses for the three and six months ended September 30, 2015 and 2014 is as follows:

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At June 30, 2015:
Total allowance for loan losses	$2,824	$300	$328	$1	$45	$—	$27	$3,525
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	92	7	(14)	3	(2)	—	14	100
At September 30, 2015:
Total allowance for loan losses	$2,916	$307	$314	$4	$43	$—	$41	$3,625

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At March 31, 2015:
Total allowance for loan losses	$2,704	$350	$353	$1	$42	$—	$25	$3,475
Charge-offs	(26)	—	—	—	—	—	—	(26)
Recoveries	3	—	—	—	—	—	—	3
Provision charged to operations	235	(43)	(39)	3	1	—	16	173
At September 30, 2015:
Total allowance for loan losses	$2,916	$307	$314	$4	$43	$—	$41	$3,625

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At June 30, 2014:
Total allowance for loan losses	$2,520	$247	$266	$2	$43	$1	$46	$3,125
Charge-offs	(176)	—	—	—	—	—	—	(176)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	216	43	38	—	1	(1)	4	301
At September 30, 2014:
Total allowance for loan losses	$2,560	$290	$304	$2	$44	$—	$50	$3,250

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At March 31, 2014:
Total allowance for loan losses	$2,460	$186	$224	$2	$45	$1	$153	$3,071
Charge-offs	(260)	—	—	—	—	—	—	(260)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	360	104	80	—	(1)	(1)	(103)	439
At September 30, 2014:
Total allowance for loan losses	$2,560	$290	$304	$2	$44	$—	$50	$3,250

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at September 30 and March 31, 2015.

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
September 30, 2015	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,916	307	314	4	43	—	41	3,625
Total	$2,916	$307	$314	$4	$43	$—	$41	$3,625
Loans:
Individually evaluated for impairment	$1,095	$768	$192	$—	$12	$—	$—	$2,067
Collectively evaluated for impairment	590,105	37,469	37,381	582	10,007	708	—	676,252
Total	$591,200	$38,237	$37,573	$582	$10,019	$708	$—	$678,319

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
March 31, 2015	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,704	350	353	1	42	—	25	3,475
Total	$2,704	$350	$353	$1	$42	$—	$25	$3,475
Loans:
Individually evaluated for impairment	$885	$784	$439	$—	$13	$—	$—	$2,121
Collectively evaluated for impairment	556,416	34,626	38,399	611	9,664	672	—	640,388
Total	$557,301	$35,410	$38,838	$611	$9,677	$672	$—	$642,509

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of classified loan balances are as follows at September 30 and March 31, 2015:

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-family	Commercial	Construction	Equity Lines	and Other	Total
September 30, 2015	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Loans
	(In Thousands)
Non-classified:	$586,776	$37,669	$37,381	$533	$9,950	$708	$673,017
Classified:
Special mention	972	—	—	—	—	—	972
Substandard	3,452	568	192	49	69	—	4,330
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$591,200	$38,237	$37,573	$582	$10,019	$708	$678,319

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-family	Commercial	Construction	Equity Lines	and Other	Total
March 31, 2015	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Loans
	(In Thousands)
Non-classified:	$551,681	$34,828	$38,399	$611	$9,585	$672	635,776
Classified:
Special mention	1,008	—	—	—	19	—	1,027
Substandard	4,612	582	439	—	73	—	5,706
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$557,301	$35,410	$38,838	$611	$9,677	$672	$642,509

The following table provides information with respect to the Bank’s nonaccrual loans at September 30 and March 31, 2015. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and, or interest become doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	September 30, 2015	March 31, 2015
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$3,452	$4,555
Multi-family	568	581
Commercial	192	439
Construction	49	—
Consumer and other loans:
Second mortgage	69	73
Total nonaccrual loans	$4,330	$5,648

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in the Bank’s loan portfolio at September 30 and March 31, 2015.

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
September 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$3,191	$383	$2,811	$6,385	$584,815	$591,200
Multi-family	180	—	—	180	38,057	38,237
Commercial	—	—	192	192	37,381	37,573
Construction	—	—	49	49	533	582
Consumer and other loans:
Second mortgage and equity lines of credit	—	—	69	69	9,950	10,019
Passbook or certificate and other loans	—	—	—	—	708	708
Total	$3,371	$383	$3,121	$6,875	$671,444	$678,319

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
March 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$1,289	$239	$3,262	$4,790	$552,511	$557,301
Multi-family	—	—	581	581	34,829	35,410
Commercial	—	—	439	439	38,399	38,838
Construction	—	—	—	—	611	611
Consumer and other loans:
Second mortgage and equity lines of credit	13	—	60	73	9,604	9,677
Passbook or certificate and other loans	4	—	—	4	668	672
Total	$1,306	$239	$4,342	$5,887	$636,622	$642,509

There were no loans that are past due greater than 90 days that were accruing as of September 30 and March 31, 2015.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure on an in-substance repossession. As of September 30, 2015, we did not hold any foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of September 30, 2015, we had residential mortgage loans with a carrying value of $1.5 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Impaired loans, none of which had a related allowance at or for the three and six months ending September 30, 2015 and 2014, and at or for the year ended March 31, 2015, were as follows:

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended September 30, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,095	$1,266	$1,092	$14
Multi-family	768	793	772	12
Commercial	192	192	314	20
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$2,067	$2,263	$2,190	$47

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended September 30, 2014	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$704	$880	$677	$7
Multi-family	206	232	206	4
Commercial	443	443	295	3
Total impaired loans	$1,353	$1,555	$1,178	$14

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Six Months Ended September 30, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,095	$1,266	$1,043	$21
Multi-family	768	793	775	27
Commercial	192	192	367	24
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$2,067	$2,263	$2,197	$73

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Six Months Ended September 30, 2014	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$704	$880	$632	$9
Multi-family	206	232	207	10
Commercial	443	443	274	6
Total impaired loans	$1,353	$1,555	$1,113	$25

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Year Ended March 31, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$885	$1,058	$746	$20
Multi-family	784	810	250	12
Commercial	439	439	351	16
Consumer and other loans
Second mortgage	13	13	4	—
Total impaired loans	$2,121	$2,320	$1,351	$48

The recorded investment in loans modified in a troubled debt restructuring totaled $870,000 and $784,000, respectively, at September 30 and March 31, 2015, of which no loans were 90 days or more past due for both periods, and $0 and $7,000, respectively, were 60 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at September 30 and March 31, 2015. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

The restructuring of the terms of such loans generally include one or a combination of the following: a reduction of the stated interest rate of the loan, capitalization of prior past dues, and payment recalculation and re-amortization.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents troubled debt restructurings by class during the period indicated.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
		(Dollar In Thousands)
Six Months Ended September 30, 2015
One- to Four-Family Real Estate	1	$86	$95	$—
Six Months Ended September 30, 2014
One- to Four-Family Real Estate	1	$210	$214	$7

There were no new troubled debt restructurings during the three months ended September 30, 2015 and 2014.

There were no new troubled debt restructurings which defaulted within twelve months of restructuring during the three and six months ended September 30, 2015 and 2014.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and March 31, 2015 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
September 30, 2015
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$10,386	$—	$10,386	$—
Total securities available for sale	$10,386	$—	$10,386	$—

March 31, 2015
Securities available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$—	$5,000	$—
Mortgage-backed securities:
Federal National Mortgage Association	13,314	—	13,314	—
Total securities available for sale	$18,314	$—	$18,314	$—

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and March 31, 2015 are as follow:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
September 30, 2015
Impaired loans	$365	$—	$—	$365
March 31, 2015
Impaired loans	$245	$—	$—	$245

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30 and March 31, 2015.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
	(Dollars in Thousand)
September 30, 2015
Impaired Loans	$365	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)
March 31, 2015
Impaired Loans	$245	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)

(1)	Fair value is based on third party appraisals.
(2)	Includes estimated costs to sell.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30 and March 31, 2015:

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

As of September 30 and March 31, 2015, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
September 30, 2015	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$17,869	$17,869	$17,869	$—	$—
Securities available for sale	10,386	10,386	—	10,386	—
Securities held to maturity	369,196	376,179	—	376,179	—
Net loans receivable	677,286	679,377	—	—	679,377
Federal Home Loan Bank of New York stock	6,827	6,827	—	6,827	—
Interest receivable	3,214	3,214	—	3,214	—
Financial liabilities:
Deposits	678,624	684,020	—	684,020	—
FHLB advances	124,000	127,137	—	127,137	—
Interest payable	287	287	—	287	—

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
March 31, 2015	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$49,308	$49,308	$49,308	$—	$—
Securities available for sale	18,314	18,314	—	18,314	—
Securities held to maturity	400,561	409,554	—	409,554	—
Net loans receivable	641,084	645,801	—	—	645,801
Federal Home Loan Bank of New York stock	6,041	6,041	—	6,041	—
Interest receivable	3,274	3,274	—	3,274	—
Financial liabilities:
Deposits	699,476	704,788	—	704,788	—
FHLB advances	107,500	111,008	—	111,008	—
Interest payable	244	244	—	244	—

8. RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB and International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 by the FASB and as IFRS 152 by the IASB, and amended by ASU 2015-14, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The goals of the revenue recognition project are to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements while also providing “a more robust framework for addressing revenue issues.” The boards believe that the standard will improve the consistency of requirements, comparability of revenue recognition practices, and usefulness of disclosures. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of this standard effective April 1, 2019 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans which comprised 32.9% and 58.7%, respectively, of total assets at September 30, 2015, as compared to 35.3% and 54.0%, respectively, of total assets at March 31, 2015. Cash and cash equivalents decreased to 1.5% of total assets at September 30, 2015, as compared to 4.2% at March 31, 2015. The Company’s mortgage-backed securities portfolio at September 30, 2015 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 49.8% U.S. government-sponsored or guaranteed enterprises, 45.3% corporate bonds and 4.9% municipal bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”).  Deposits decreased $20.9 million, or 3.0%, between March 31, 2015 and September 30, 2015. The decrease in deposits was mainly due to our continued strategy of managing the cost of funds by allowing controlled, higher priced time deposit runoff.

Borrowed funds increased $16.5 million, or 15.4%, which resulted from new borrowings of $45.0 million partially offset by repaid borrowings of $28.5 million. The balance at September 30, 2015 was $124.0 million, up from $107.5 million at March 31, 2015.

Net interest income decreased $42,000, or 0.6%, during the three months ended September 30, 2015, when compared with the same 2014 period. This decrease in net interest income was due to a $160,000 decrease in total interest income. Average interest-earning assets decreased $48.3 million, or 4.3%, compared with the same 2014 period, while average interest-bearing liabilities decreased $63.4 million, or 7.5%, when compared with the same 2014 period. The $15.1 million increase in average net interest-earning assets was mainly attributable to an increase of $52.8 million in the average balance of loans, coupled with decreases of $56.3 million in the average balance of interest bearing deposits, and $7.1 million in the average balance of FHLB advances, partially offset by decreases of $30.5 million in the average balance of mortgage-backed securities, $38.9 million in the average balance of investment securities, and $31.7 million in the average balance of other interest-earning assets.

The net interest rate spread increased 5 basis points to 2.12% for the three months ended September 30, 2015. This was due to an increase of 8 basis points in the yield on interest-earning assets partially offset by an increase of 3 basis points in the cost of interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended September 30, 2015, non-interest income decreased $22,000, or 4.6%, as compared to the comparable period in 2014. Provision for loan losses decreased $201,000, or 66.8%, for the three months ended September 30, 2015, and non-interest expenses increased $48,000, or 1.1%, between periods.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Assets at September 30, 2015 totaled $1.15 billion, which represents a decrease of $33.0 million, or 2.8%, as compared with $1.19 billion at March 31, 2015. The decrease in total assets was primarily due to a decrease in cash, which was used primarily to repurchase common stock.

Cash and cash equivalents decreased $31.4 million, or 63.8%, to $17.9 million at September 30, 2015 as compared to $49.3 million at March 31, 2015, mainly due to the repurchase of $31.3 million of common stock during the six months ended September 30, 2015.

Securities available for sale at September 30, 2015 decreased $7.9 million, or 43.3%, to $10.4 million from $18.3 million at March 31, 2015, resulting primarily from maturities and principal repayments of $6.0 million, $1.9 million in proceeds from the sale of securities, and a decrease of $97,000 in the unrealized gain on the portfolio.

Securities held to maturity at September 30, 2015 decreased $31.4 million, or 7.8%, to $369.2 million from $400.6 million at March 31, 2015, resulting primarily from maturities, calls and repayments totaling $57.1 million, partially offset by purchases of securities totaling $25.9 million.

Net loans at September 30, 2015 increased $36.2 million, or 5.7%, to $677.3 million when compared with $641.1 million at March 31, 2015.  The largest increase in the loan portfolio was in one- to four-family real estate loans, which increased $33.9 million, or 6.1%. Repayment levels remained stable during the six months ended September 30, 2015.

Total liabilities decreased $3.3 million, or 0.4%, to $815.6 million at September 30, 2015 from $818.9 million at March 31, 2015.  Deposits at September 30, 2015 decreased $20.9 million, or 3.0%, to $678.6 million when compared with $699.5 million at March 31, 2015 mainly due to the previously noted run-off of higher priced deposits. From March 31, 2015 to September 30, 2015, borrowed funds increased $16.5 million to $124.0 million with a weighted average interest rate of 2.03%.

Total stockholders’ equity decreased $29.7 million, or 8.1%, to $338.3 million at September 30, 2015 from $368.0 million at March 31, 2015. The decrease resulted primarily from cash dividends paid of $4.5 million and repurchases of common stock of $31.3 million, partially offset by net income of $3.2 million, $1.9 million in proceeds from exercised stock options and $1.0 million related to stock-based compensation plans.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014 (Cont’d.)

	Three Months Ended September 30,
	2015				2014
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$666,434		$6,090	3.66%	$613,604		$5,799	3.78%
Mortgage-backed securities	273,417		1,899	2.78%	303,938		2,339	3.08%
Investment securities	116,350		678	2.33%	155,274		666	1.72%
Other interest-earning assets	21,280		72	1.35%	52,979		95	0.72%
Total interest-earning assets	1,077,481		8,739	3.24%	1,125,795		8,899	3.16%
Non-interest-earning assets	77,426				101,666
Total assets	$1,154,907				$1,227,461
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$52,423		15	0.11%	$55,643		19	0.14%
Savings and Club accounts	142,039		58	0.16%	139,394		61	0.18%
Certificates of deposit	473,311		1,514	1.28%	528,996		1,645	1.24%
Total interest-bearing deposits	667,773		1,587	0.95%	724,033		1,725	0.95%
FHLB Advances	116,625		612	2.10%	123,750		592	1.91%
Total interest-bearing liabilities	784,398		2,199	1.12%	847,783		2,317	1.09%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	13,898				11,180
Other non-interest-bearing liabilities	12,971				11,412
Total non-interest-bearing liabilities	26,869				22,592
Total liabilities	811,267				870,375
Stockholders' equity	343,640				357,086
Total liabilities and stockholders' equity	$1,154,907				$1,227,461
Net interest income			$6,540				$6,582
Interest rate spread				2.12%				2.07%
Net interest margin				2.43%				2.34%
Average interest-earning assets to average interest-bearing liabilities	1.37	x			1.33	x

Net income increased $61,000, or 4.1%, to $1.54 million for the three months ended September 30, 2015 compared with $1.48 million for the same 2014 period. The increase in net income during the 2015 period resulted primarily from a decrease of $201,000, or 66.8%, in provision for loan losses, partially offset by decreases of $42,000, or 0.6%, in net interest income and $22,000, or 4.6%, in non-interest income, and increases of $48,000, or 1.1%, in non-interest expense and $28,000 or 3.8%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014 (Cont’d.)

Interest income on loans increased by $291,000, or 5.0%, to $6.1 million during the three months ended September 30, 2015, when compared with $5.8 million for the same 2014 period.  The increase during the 2015 period mainly resulted from an increase of $52.8 million, or 8.6%, in the average balance when compared to the same period in 2014, partially offset by a decrease of 12 basis points in the yield earned on the loan portfolio, to 3.66% from 3.78%. Interest income on mortgage-backed securities decreased $440,000, or 18.8%, to $1.9 million during the three months ended September 30, 2015, when compared with $2.3 million for the same 2014 period. The decrease during the 2015 period resulted from a decrease of 30 basis points in the yield earned on mortgage-backed securities to 2.78% from 3.08%, coupled with a decrease of $30.5 million, or 10.0%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $12,000, or 1.8%, to $678,000 during the three months ended September 30, 2015, when compared to $666,000 during the same 2014 period, due to a 61 basis point increase in the yield earned to 2.33% from 1.72%, partially offset by a decrease in the average balance of $38.9 million, or 25.1%. Interest earned on other interest-earning assets decreased by $23,000, or 24.2%, to $72,000 during the three months ended September 30, 2015, when compared to $95,000 during the same 2014 period. The decrease was primarily due to a decrease of $31.7 million, or 59.8%, in the average balance of loans, partially offset by a 63 basis point increase in the yield to 1.35% from 0.72%.  The decrease in the yields on loans and mortgage-backed securities was the result of continued overall lower market interest rates, while the yield of investments increased as lower yield securities matured or were called. The yield on other interest-earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits decreased $138,000, or 8.0%, to $1.6 million during the three months ended September 30, 2015, when compared to $1.7 million during the same 2014 period. The decrease was primarily attributable to a decrease of $56.3 million, or 7.8%, in the average balance of interest-bearing deposits while the cost of interest-bearing deposits stayed constant at 0.95%. Interest expense on borrowed money increased approximately $20,000, or 3.4%, to $612,000 during the three months ended September 30, 2015 when compared with $592,000 during the same 2014 period. The increase was primarily attributable to an increase of 19 basis points in the cost of borrowings to 2.10% from 1.91%, partially offset by a decrease of $7.1 million, or 5.8%, in the average balance of borrowings. The $63.4 million decrease in average interest-bearing liabilities was due to a decrease of $56.3 million in the interest-bearing deposits and $7.1 million in the average balance of borrowings. Net interest income decreased $42,000, or 0.6%, during the three months ended September 30, 2015, to $6.5 million when compared to $6.6 million for the same 2014 period. The net interest rate spread increased 5 basis points to 2.12% from 2.07% in 2014 period due to a 8 basis point increase in the yield earned on interest-earning assets, partially offset by a 3 basis point increase in the cost of interest-bearing liabilities.

The provision for loan losses decreased $201,000, or 66.8%, to $100,000 for the three months ended September 30, 2015 as compared to $301,000 for the same period in 2014. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2015 and 2014, the Bank’s non-accrual loans totaled $4.3 million and $4.5 million, respectively, representing 0.64% and 0.73%, respectively, of total gross loans, and 0.38% and 0.37%, respectively, of total assets. At March 31, 2015, nonaccrual loans totaled $5.6 million, or 0.88% and 0.48% of total gross loans and total assets, respectively. During the three months ended September 30, 2015, no charge-offs were recorded. During the three months ended September 30, 2014, the Bank recorded $176,000 in net charge-offs on two one- to four-family residential real estate loans. At September 30, 2015, non-accrual loans consisted of nineteen loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, one loan secured by multi-family real estate, one second mortgage loan secured by one- to four-family residential real estate, one second mortgage loan secured by commercial real estate and one construction loan secured by multi-family real estate, while at September 30, 2014, non-accrual loans consisted of twenty-four loans secured by one- to four-family residential real estate, two loans secured by commercial real estate, and one second mortgage loans secured by one- to four-family residential real estate. Included in non-accrual loans at September 30, 2015 are seven loans totaling $1.2 million that were current or less than ninety days delinquent. At September 30, 2014, there were nine loans totaling $1.8 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $2.1 million, $2.1 million and $1.4 million at September 30, 2015, March 31, 2015 and September 30, 2014, respectively. The allowance for loan losses amounted to $3.63 million, $3.48 million, and $3.25 million, respectively, at September 30, 2015, March 31, 2015, and September 30, 2014, representing 0.53%, 0.54%, and 0.53% of total gross loans, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014 (Cont’d.)

Non-interest income decreased $22,000, or 4.6%, to $452,000 for the three months ended September 30, 2015 as compared to $474,000 for the three months ended September 30, 2014. The decrease was mainly attributable to the 2014 period including a $102,000 gain on sale of securities, and a $22,000, or 30.6%, decrease in fees and service charges, partially offset by an increase of $101,000, or 33.7%, in income from bank owned life insurance.

Non-interest expenses increased $48,000, or 1.1%, to $4.58 million for the three months ended September 30, 2015, as compared to $4.53 million for the three months ended September 30, 2014. The increase was driven by increases of $294,000, or 12.1%, in salaries and employee benefits, $45,000, or 71.4%, in advertising and marketing, and $26,000, or 13.8%, in professional services. This was mostly offset by a decrease of $85,000, or 18.9%, in equipment expense, $126,000, or 33.8%, in directors’ compensation and $90,000, or 16.7%, in other expense. The increase in salaries and employee benefits includes typical annual increases in compensation and benefits expenses and costs related to the hiring of additional personnel, as well as a related increase in employee stock ownership plan expense and expenses related to the granting of equity awards under the 2015 Equity Incentive Plan. The increase in advertising and marketing expense related to the increase in costs for the development and implementation of new products. Professional services included an increase in legal fees primarily related to the development and implementation of products and services and the Bank’s branding and marketing efforts as well as an increase in consultants’ expense. Equipment and other expenses decreased as the 2014 period included expenditures associated with a core processor change. In addition, the 2014 period included a charge for directors’ compensation recorded as a result of lump sum payment from the directors’ retirement plan.

Income taxes totaled $772,000 and $744,000 during the three months ended September 30, 2015 and 2014, respectively. The increase of $28,000, or 3.8%, resulted from higher pre-tax income, partially offset by a decrease in the effective income tax rate. The overall effective income tax rate was 33.4% for the 2015 period compared with 33.5% for the 2014 period.

Comparison of Operating Results for the Six Months Ended September 30, 2015 and 2014

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2015 and 2014 (Cont’d)

	Six Months Ended September 30,
	2015				2014
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$656,681		$12,074	3.68%	$604,559		$11,475	3.80%
Mortgage-backed securities	276,092		3,841	2.78%	304,918		4,704	3.09%
Investment securities	122,985		1,387	2.26%	146,552		1,256	1.71%
Other interest-earning assets	28,795		149	1.03%	50,454		176	0.70%
Total interest-earning assets	1,084,553		17,451	3.22%	1,106,483		17,611	3.18%
Non-interest-earning assets	78,857				130,394
Total assets	$1,163,410				$1,236,877
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$53,107		30	0.11%	$56,243		37	0.13%
Savings and Club accounts	141,918		116	0.16%	141,447		124	0.18%
Certificates of deposit	478,253		3,014	1.26%	531,409		3,281	1.23%
Total interest-bearing deposits	673,278		3,160	0.94%	729,099		3,442	0.94%
FHLB Advances	112,714		1,174	2.08%	127,500		1,186	1.86%
Total interest-bearing liabilities	785,992		4,334	1.10%	856,599		4,628	1.08%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	13,701				11,967
Other non-interest-bearing liabilities	12,184				12,513
Total non-interest-bearing liabilities	25,885				24,480
Total liabilities	811,877				881,079
Stockholders' equity	351,533				355,798
Total liabilities and stockholders' equity	$1,163,410				$1,236,877
Net interest income			$13,117				$12,983
Interest rate spread				2.12%				2.10%
Net interest margin				2.42%				2.35%
Average interest-earning assets to average interest-bearing liabilities	1.38	x			1.29	x

Net income increased $97,000, or 3.1%, to $3.2 million for the six months ended September 30, 2015 compared with $3.1 million for the same 2014 period. The increase in net income during the 2015 period resulted primarily from an increase in net interest income of $134,000, or 1.0%, an increase of $144,000, or 17.5%, in non-interest income, and a decrease of $266,000, or 60.6%, in provision for loan losses, partially offset by an increase of $426,000, or 4.9%, in non-interest expense and $21,000, or 1.3%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2015 and 2014 (Cont’d.)

Interest income on loans increased by $599,000, or 5.2%, to $12.1 million during the six months ended September 30, 2014, when compared with $11.5 million for the same 2014 period.  The increase during the 2015 period mainly resulted from an increase of $52.1 million, or 8.6%, in the average balance of loans when compared to the same period in 2014, partially offset by a decrease of 12 basis points in the yield earned on the loan portfolio to 3.68% from 3.80%. Interest income on mortgage-backed securities decreased $863,000, or 18.4%, to $3.8 million during the six months ended September 30, 2015, when compared with $4.7 million for the same 2014 period. The decrease during the 2015 period resulted from a decrease of 31 basis points in the yield earned on mortgage-backed securities to 2.78% from 3.09%, coupled with a decrease of $28.8 million, or 9.5%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $131,000, or 10.4%, to $1.4 million during the six months ended September 30, 2015, when compared to $1.3 million during the same 2014 period, due to an increase of 55 basis point in yield to 2.26% from 1.71%, partially offset by a decrease of $23.6 million, or 16.1%, in the average balance of investment securities.  Interest earned on other interest-earning assets decreased by $27,000, or 15.3% to $149,000 during the six months ended September 30, 2015, when compared to $176,000 during the same 2014 period primarily due to a decrease of $21.7 million, or 42.9%, in the average balance of loans, partially offset by an increase of 33 basis points in yield to 1.03% from 0.70%.  The increase balance in loans resulted from the Bank’s continued emphasize on growth its loan portfolio. The decrease in the yield on loans and mortgage-backed securities was the result of overall lower market interest rates, while the yield on investments increased as lower yielding securities matured or were called. The yield on other interest earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits decreased $282,000, or 8.2%, to $3.2 million during the six months ended September 30, 2015, when compared to $3.4 million during the same 2014 period. The decrease was primarily attributable to a decrease of $55.8 million, or 7.7% in the average balance of interest-bearing deposits, while the cost of interest-bearing deposits stayed constant at 0.94% for both periods. The decrease in the balance was the result of the Bank’s continued management of the cost of funds by allowing controlled, higher priced time deposit runoff. Interest expense on borrowed money decreased approximately $12,000, or 1.0%, to $1.17 million during the six months ended September 30, 2015 when compared with $1.19 million during the same 2014 period. The decrease was primarily attributable to a decrease of $14.8 million, or 11.6%, in the average balance of borrowings, partially offset by an increase of 22 basis points in the cost of borrowings to 2.08% from 1.86%. Net interest income increased $134,000, or 1.0%, during the six months ended September 30, 2015, to $13.1 million when compared to $13.0 million for the same 2014 period. The $70.6 million decrease in average interest-bearing liabilities was due to decreases of $14.8 million in borrowings and of $55.8 million in interest-bearing deposits. The net interest rate spread increased 2 basis points due to a 4 basis point increase in the average yield earned on interest-bearing assets, partially offset by an increase of 2 basis points in the average cost of interest-bearing liabilities.

The provision for loan losses decreased $266,000, or 60.6%, to $173,000 during the six months ended September 30, 2015 as compared to $439,000 for the same period in 2014. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014” for a discussion of non-performing and impaired loans as of September 30, 2015, March 31, 2015 and September 30, 2014.

Non-interest income increased $144,000, or 17.5%, to $966,000 for the six months ended September 30, 2015, as compared to $822,000 for the comparable period in 2014, mainly due to an increase of 192,000, or 32.2%, in income from bank owned life insurance, partially offset by a decrease of $30,000, or 29.4%, in gains on sales of securities.

Non-interest expense increased $426,000, or 4.9%, to $9.1 million for the six months ended September 30, 2015 as compared to $8.7 million for the six months ended September 30, 2014. The increase was primarily the result of increases of $574,000, or 11.8%, in salaries and employee benefits and $83,000, or 21.6%, in professional services. The increase in salaries and employee benefits includes typical annual increases in compensation and benefits expenses and costs related to the hiring of additional personnel, as well as a related increase in employee stock ownership plan expense and expenses related to the granting of equity awards under the 2015 Equity Incentive Plan. Professional services included an increase in legal fees primarily related to the development and implementation of products and services and the Bank’s branding and marketing efforts as well as an increase in consultants’ expense. The aforementioned increases were partially offset by a decrease of $127,000 in directors’ compensation, which was due to a lump sum payout included in the prior year period.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2015 and 2014 (Cont’d.)

Income taxes totaled $1.62 million and $1.60 million during the six months ended September 30, 2015 and 2014, respectively.  The increase of $21,000, or 1.3%, during the 2015 period resulted from higher pre-tax income, partially offset by an overall decrease in the effective income tax rate which was 33.6% in the 2015 period compared with 34.0% for 2014.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $28.3 million, or 2.4% of total assets at September 30, 2015, as compared to $67.6 million, or 5.7% of total assets at March 31, 2015. The Company’s liquidity is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its shareholders. The Company also may repurchase shares of its common stock. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“the OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years.  On a stand-alone basis, at September 30, 2015, the Company had liquid assets of $80.4 million, which included $71.0 million in cash and cash equivalents and $10.4 million in securities available for sale.

Cash was generated by operating and investing activities and used by financing activities during the six months ended September 30, 2015. The primary sources of cash were net income, and proceeds from principal repayments, maturities and calls of securities. The primary uses of funds were purchases of securities and loans, net loan originations, decrease in deposits, and the repurchase of common stock. Dividends declared and paid totaled $4.5 million during the six months ended September 30, 2015.

The Company’s primary investing activities are the origination and purchase of loans, and the purchases of securities. Net loans amounted to $677.3 million and $641.1 million at September 30, 2015 and March 31, 2015, respectively. Securities, including available for sale and held to maturity issues, totaled $379.6 million and $418.9 million at September 30, 2015 and March 31, 2015, respectively. In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments,  maturities, and calls on existing loans and securities, and the sale of securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At September 30, 2015, advances from the FHLB amounted to $124.0 million at a weighted average rate of 2.03%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $108.0 million at three large financial institutions under established, unsecured, overnight lines of credit at a daily adjustable interest rate.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2015, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $8.4 million which included $3.1 million for fixed rate loans with interest rates ranging from 3.75% to 4.125%, and $5.3 million for adjustable rate loans with initial interest rates ranging from 2.75% to 4.50%.

In addition, at September 30, 2015, the Bank had outstanding commitments to originate adjustable rate multi-family real estate loans of $2.1 million with initial interest rates ranging from 3.125% to 4.00%, and commitments to originate commercial real estate loans of $15.6 million which included $6.4 million for fixed rate loans with interest rates of 3.75%, and $9.2 million for adjustable rate loans with initial interest rates ranging from 3.75% to 4.50%.

At September 30, 2015 the Bank also had outstanding commitments to purchase one- to four-family mortgage loans totaling approximately $6.5 million, which included $4.2 million for adjustable rate loans with initial interest rates of 3.25%, and $2.3 million for fixed rate loans with interest rates 4.00%.

At September 30, 2015, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.2 million. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At September 30, 2015, the Bank also had an outstanding commitment to originate a fixed rate home equity loan of $50,000 with an interest rate 4.00%, and commitments of $178,000 for adjustable rate home equity lines of credit with initial interest rates of 3.25%.

Certificates of deposit due within one year at September 30, 2015 totaled $231.3 million, or 48.9% of total certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.  FHLB advances due within one year at September 30, 2015 totaled $55.5 million.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Company’s and the Bank’s capital position at September 30 and March 31, 2015, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
			Minimum Capital		For Classification as
	Actual		Adequacy		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015	(Dollars In Thousands)
Total risk-based capital (to risk-weighted assets)
Bank	$247,318	44.71%	$44,253	8.00%	$55,316	10.00%
Company	342,405	61.63	44,449	8.00	55,562	10.00
Tier 1 capital (to risk-weighted assets)
Bank	243,693	44.05	33,190	6.00	44,253	8.00
Company	338,780	60.97	33,337	6.00	44,449	8.00
Common equity (tier 1) capital (to risk-weighted assets)
Bank	243,693	44.05	24,892	4.50	35,956	6.50
Company	338,780	60.97	25,003	4.50	36,115	6.50
Core (tier 1) capital (to average total assets)
Bank	243,693	21.26	45,849	4.00	57,311	5.00
Company	338,780	29.17	46,463	4.00	58,078	5.00
March 31, 2015
Total risk-based capital (to risk-weighted assets)
Bank	$249,980	45.96%	$43,508	8.00%	$54,385	10.00%
Company	371,957	67.51	44,075	8.00	55,094	10.00
Tier 1 capital (to risk-weighted assets)
Bank	246,505	45.33	32,631	6.00	43,508	8.00
Company	368,482	66.88	33,056	6.00	44,075	8.00
Common equity (tier 1) capital (to risk-weighted assets)
Bank	246,505	45.33	24,473	4.50	35,350	6.50
Company	368,482	66.88	24,792	4.50	35,811	6.50
Core (tier 1) capital (to average total assets)
Bank	246,505	21.55	45,752	4.00	57,189	5.00
Company	368,482	30.88	47,735	4.00	59,669	5.00

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

The table below sets forth, as of June 30, 2015, the most recent date the Bank’s interest rate risk was measured, the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. Given the current economic environment, the Bank expects that these changes as of September 30, 2015 will not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any assets of Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We estimate changes in NPV or net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
		Estimated Increase		Estimated	(Decrease) in Estimated
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Net Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)

+200 bp	$206,034	$(49,980)	(19.52)%	$25,863	$(726)	(2.73)%
0	256,014	—	—	26,589	—	—
(100)	271,511	15,497	6.05	26,304	(285)	(1.07)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates that at June 30, 2015, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 19.52% decrease in NPV and a $726,000, or 2.73%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 6.05% increase in NPV and a $285,000, or 1.07%, decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the SEC on June 5, 2015, which could materially affect our business, financial condition and/or operating results.  As of September 30, 2015, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended September 30, 2015.
(b)	Use of Proceeds. Not applicable.
(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2015.

			Total Number	Maximum
			of Shares	Number of Shares
	Total		Purchased as	That May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plan	the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs

July 1 - July 31, 2015	71,600	$13.80	71,600	1,181,476
August 1 - August 31, 2015	350,000	13.82	350,000	831,476
September 1 - September 30, 2015	370,300	13.92	370,300	461,176
Total	791,900	$13.87	791,900

(1)

On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, which became effective on April 2, 2015, to acquire up to 2,731,000 shares of the Company's outstanding stock.

(2)

On October 28, 2015, the Company announced that its Board of Directors authorized an extension of the Company’s previously announced stock repurchase plan to acquire an additional 2,569,000 shares of the Company’s outstanding stock.

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
101.0

The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

CLIFTON BANCORP INC.

Date:	November 6, 2015	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	November 6, 2015	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)