Form 10-Q
period 2015-12-31
Clifton Bancorp Inc.
filed 2016-02-05
CIK 1592329

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of January 29, 2016: 24,838,896 shares outstanding.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31, 2015	March 31, 2015
ASSETS	(Unaudited)
Cash and due from banks	$9,988	$12,579
Interest-bearing deposits in other banks	20,505	36,729
Cash and Cash Equivalents	30,493	49,308
Securities available for sale, at fair value	9,835	18,314
Securities held to maturity, at cost (fair value of $349,754 at December 31, 2015 and $409,554 at March 31, 2015):	347,142	400,561
Loans receivable	704,033	644,559
Allowance for loan losses	(3,750)	(3,475)
Net Loans	700,283	641,084
Bank owned life insurance	55,799	55,858
Premises and equipment	7,570	7,108
Federal Home Loan Bank of New York stock	7,862	6,041
Interest receivable	2,989	3,274
Other assets	5,766	5,376
Total Assets	1,167,739	1,186,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	16,570	12,897
Interest bearing	657,432	686,579
Total Deposits	674,002	699,476
Advances from Federal Home Loan Bank of New York	147,000	107,500
Advance payments by borrowers for taxes and insurance	7,247	6,837
Other liabilities and accrued expenses	5,534	5,110
Total Liabilities	833,783	818,923
Commitments and Contingencies
Stockholders' Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value), 85,000,000 shares authorized; 25,393,896 issued and outstanding at December 31, 2015; 27,325,847 issued and outstanding at March 31, 2015	254	273
Paid-in capital	241,955	275,341
Deferred compensation obligation under Rabbi Trust	420	273
Retained earnings	103,639	105,032
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(11,497)	(12,437)
Accumulated other comprehensive loss	(580)	(481)
Stock held by Rabbi Trust	(235)	—
Total Stockholders' Equity	333,956	368,001
Total Liabilities and Stockholders' Equity	$1,167,739	$1,186,924

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Interest Income
Loans	$6,320	$5,919	$18,394	$17,394
Mortgage-backed securities	1,861	2,281	5,702	6,985
Debt securities	481	704	1,868	1,960
Other interest-earning assets	74	89	223	265
Total Interest Income	8,736	8,993	26,187	26,604
Interest Expense
Deposits	1,608	1,671	4,768	5,113
Advances	692	578	1,866	1,764
Total Interest Expense	2,300	2,249	6,634	6,877
Net Interest Income	6,436	6,744	19,553	19,727
Provision for Loan Losses	189	178	362	617
Net Interest Income after Provision for Loan Losses	6,247	6,566	19,191	19,110
Non-Interest Income
Fees and service charges	57	55	162	179
Bank owned life insurance	402	342	1,189	937
Gain on sale of securities	—	—	72	102
Loss on diposal of premises and equipment	(1)	—	(2)	—
Other	2	—	5	1
Total Non-Interest Income	460	397	1,426	1,219
Non-Interest Expenses
Salaries and employee benefits	2,901	2,323	8,325	7,173
Occupancy expense of premises	397	354	1,144	1,102
Equipment	351	370	1,078	1,128
Directors' compensation	345	207	803	792
Advertising and marketing	130	133	295	270
Professional services	176	175	644	560
Federal deposit insurance premium	127	125	373	408
Other	406	388	1,266	1,311
Total Non-Interest Expenses	4,833	4,075	13,928	12,744
Income before Income Taxes	1,874	2,888	6,689	7,585
Income Taxes	549	948	2,166	2,544
Net Income	$1,325	$1,940	$4,523	$5,041
Net Income per Common Share
Basic	$0.06	$0.08	$0.18	$0.20
Diluted	0.05	$0.08	$0.18	$0.20
Dividends per common share	$0.06	$0.06	$0.24	$0.24

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	24,045,372	25,594,330	24,673,565	25,390,644
Diluted	24,091,225	25,727,808	24,732,156	25,565,377

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income	$1,325	$1,940	$4,523	$5,041
Other comprehensive income (loss):
Gross unrealized holding (loss) gain on securities available for sale, net of income tax benefit (taxes) of $54 and $(36), $65 and $(16), respectively	(81)	52	(95)	23
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $0 and $0, $29 and $42, respectively (A)	—	—	(43)	(60)
Benefit plan amortization, net of income tax benefit of $(8) and $(6), $(26) and $(19), respectively (B)	14	8	39	25
Total other comprehensive (loss) income	(67)	60	(99)	(12)
Total comprehensive income	$1,258	$2,000	$4,424	$5,029

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)

Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors' compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Nine Months Ended December 31, 2015	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	(Loss)	Trust	Total
Balance - March 31, 2015	27,325,847	$273	$275,341	$273	$105,032	$(12,437)	$(481)	$—	$368,001
Net income	—	—	—	—	4,523	—	—	—	4,523
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(99)	—	(99)
ESOP shares committed to be released	—	—	372	—	—	940	—	—	1,312
Stock option expense	—	—	124	—	—	—	—	—	124
Restricted stock awards granted	511,784	5	(5)	—	—	—	—	—	—
Restricted stock awards earned	—	—	478	—	—	—	—	—	478
Repurchase restricted stock awards	(887)	—	(12)	—	—	—	—	—	(12)
Funding of Supplemental Executive Retirement Plan	—	—	—	147	—	—	—	(235)	(88)
Tax benefit from stock based compensation	—	—	185	—	—	—	—	—	185
Exercise of stock options	183,731	2	1,919	—	—	—	—	—	1,921
Repurchase common stock	(2,626,579)	(26)	(36,447)	—	—	—	—	—	(36,473)
Cash dividends declared ($0.24 per share)	—	—	—	—	(5,916)	—	—	—	(5,916)
Balance - December 31, 2015	25,393,896	$254	$241,955	$420	$103,639	$(11,497)	$(580)	$(235)	$333,956

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred				Accumulated
				Compensation		Common Stock		Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Treasury	Comprehensive	by Rabbi
Nine Months Ended December 31, 2014	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Stock	(Loss)	Trust	Total
Balance - March 31, 2014	26,528,999	$305	$136,688	$346	$104,110	$(3,480)	$(43,250)	$(315)	$(267)	$194,137
Net income	—	—	—	—	5,041	—		—	—	5,041
Other comprehensive loss, net of income tax	—	—	—	—	—	—	—	(12)	—	(12)
ESOP shares committed to be released	—	—	223	—	—	966	—	—	—	1,189
Stock option expense	—	—	17	—	—	—	—	—	—	17
Forfeited restricted stock awards	(1,175)	—	—	—	—	—	—	—	—	—
Restricted stock awards earned	—	—	37	—	—	—	—	—	—	37
Funding of Supplemental Executive Retirement Plan	—	—	—	192	—	—	—	—	(25)	167
Supplemental Executive Retirement Plan distribution	—	—	—	(309)	—	—	—	—	292	(17)
Repurchase restricted stock awards	(887)	—	(11)	—	—	—	—	—	—	(11)
Tax benefit from stock based compensation	—	—	283	—	—	—	—	—	—	283
Exercise of stock options	554,685	5	5,791	—	—	—		—	—	5,796
Cash dividends declared ($0.24 per share)	—	—	—	—	(6,074)	—	—	—	—	(6,074)
Second-step conversion and stock offering, net of offering expenses	63,150	(39)	130,237	—	—	(10,236)	43,250	—	—	163,212
Balance - December 31, 2014	27,144,772	$271	$273,265	$229	$103,077	$(12,750)	$—	$(327)	$—	$363,765

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	December 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$4,523	$5,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	418	445
Net amortization of deferred fees and costs, premiums and discounts	684	302
Provision for loan losses	362	617
Realized gain on sale of securities available for sale	(72)	(102)
Loss on sale of real estate owned	—	7
Loss on disposal of premises and equipment	2	—
Decrease in interest receivable	285	13
Deferred income tax (benefit)	(287)	443
Decrease in other assets	31	722
Increase (decrease) in accrued interest payable	58	(6)
Increase (decrease) in other liabilities	366	(1,091)
Income from bank owned life insurance	(1,189)	(937)
ESOP shares committed to be released	1,312	1,189
Restricted stock expense	478	37
Stock option expense	124	17
(Decrease) increase in deferred compensation obligation under Rabbi Trust	(88)	150
Net Cash Provided by Operating Activities	7,007	6,847

Cash Flows From Investing Activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	6,381	1,022
Securities held to maturity	98,947	72,305
Proceeds from sale of securities available for sale	1,908	1,022
Proceeds from sale of real estate owned	—	117
Proceeds from life insurance	1,248	—
Redemptions of Federal Home Loan Bank of New York stock	158	1,751
Purchases of:
Securities available for sale	—	(17,231)
Securities held to maturity	(45,798)	(81,505)
Loans receivable	(38,969)	(41,559)
Bank owned life insurance	—	(12,500)
Premises and equipment	(882)	(273)
Federal Home Loan Bank of New York stock	(1,979)	(128)
Net (increase) in loans receivable	(20,977)	(3,637)
Net Cash Provided by (Used in) Investing Activities	37	(80,616)

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Nine Months Ended
	December 31,
	2015	2014
Cash Flows From Financing Activities:
Net decrease in deposits	$(25,474)	$(52,426)
Net increase (decrease) in short-term advances from Federal Home Loan Bank of New York	41,500	(30,000)
Proceeds from long-term advances from Federal Home Loan Bank of New York	53,000	—
Principal payment on advances from Federal Home Loan Bank of New York	(55,000)	—
Net proceeds from stock offering	—	8,867
Net increase in payments by borrowers for taxes and insurance	410	421
Repurchase restricted stock award	(12)	(11)
Exercise of stock options	1,921	5,796
Repurchase common stock	(36,473)	—
Dividends paid	(5,916)	(6,074)
Income tax benefit from stock based compensation	185	283
Net Cash (Used in) Financing Activities	(25,859)	(73,144)
Net (Decrease) in Cash and Cash Equivalents	(18,815)	(146,913)
Cash and Cash Equivalents - Beginning	49,308	192,581
Cash and Cash Equivalents - Ending	$30,493	$45,668
Supplemental Information:
Cash paid during the period for:
Interest on deposits and borrowings	$6,576	$6,883
Income taxes paid	$3,501	$3,224
Non cash activities:
Transfer from loans receivable to real estate owned	$—	$124
Issuance of common stock funded by stock subscriptions received prior to April 1, 2014	$—	$154,345

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended December 31, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2015, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 5, 2015.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Basic and diluted EPS have been determined based on the adjusted numbers of weighted average shares. The calculation of diluted EPS for the three and nine months ended December 31, 2015 includes incremental shares related to outstanding stock options of 45,853 and 58,591, respectively. The calculation of diluted EPS for the three and nine months ended December 31, 2014 includes incremental shares related to outstanding stock options of 133,334 and 174,733, respectively. Shares issued, or retired during any period are weighted for the portion of the period they were outstanding. During the three and nine months ended December 31, 2015, the average number of options which were antidilutive were 1,119,898 and 498,932, respectively. During the three and nine months ended December 31, 2014, no options were antidilutive.

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

During the nine months ended December 31, 2015, approximately 2,620,724 shares were repurchased under the repurchase plan at an aggregate cost of approximately $36.4 million, or $13.89 per share. There were no stock repurchase plans in effect at or during the nine-month period ended December 31, 2014.

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

On September 2, 2015, 511,784 shares of restricted stock were awarded, with a grant date fair value of $13.84 per share. To fund the grants of restricted common stock, the Company issued 511,784 shares from authorized shares. All shares of restricted stock granted to date vest in equal installments over a five-year period beginning one year from the date of grant. During the nine months ended December 31, 2015 and 2014, $478,000 and $37,000, respectively, in expense was recognized in connection with the restricted stock awards. The expected future compensation expense relating to the 513,537 non-vested restricted shares outstanding at December 31, 2015 is $6.6 million over a weighted average period of 4.6 years.

The following is summary of the status of the Company’s non-vested restricted shares:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested at March 31, 2014	13,299	$9.03
Granted	1,753	13.32
Vested	(6,249)	9.03
Forfeited	(1,175)	9.03
Non-vested at March 31, 2015	7,628	10.02
Granted	511,784	13.84
Vested	(5,875)	9.03
Non-vested at December 31, 2015	513,537	13.84

On September 2, 2015, stock options to purchase 1,108,868 shares of Company common stock were awarded, with a grant date fair value of $1.63 per share and an expiration date of September 2, 2025. All stock options granted to date vest in equal installments over a five-year period beginning one year from the date of grant. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration date of September 2, 2025. The fair value of the stock options was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.92%, volatility of 12.50% and a dividend yield of 1.73%. During the nine months ended December 31, 2015 and 2014, $124,000 and $17,000, respectively, in stock option expense was recognized net of an income tax benefit of $37,000 and $6,000 respectively. The expected future compensation expense relating to the 1,119,898 non-vested options outstanding at December 31, 2015 is $1.7 million over the weighted average period of 4.6 years.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

A summary of stock option activity follows:

			Weighted	Weighted Average	Aggregate
	Number of		Average	Remaining	Intrinsic
	Stock Options	Range	Exercise Price	Contractual Term	Value
Outstanding at March 31, 2014	1,072,557	$9.03 - $10.46	$10.25	2.12 Years	$1,848,962
Granted	11,030	13.32	13.32
Forfeited or cancelled	(4,406)	9.03	9.03
Exercised	(734,007)	9.03 - 10.46	10.46		1,860,808
Outstanding at March 31, 2015	345,174	9.03 - 13.32	9.93	2.79 Years	1,444,950
Granted	1,108,868	13.84	13.84
Exercised	(183,731)	9.03 - 10.46	10.45		632,424
Outstanding at December 31, 2015	1,270,311	9.03 - 13.84	13.27	9.03 Years	1,364,378

Exercisable at December 31, 2015	150,413	9.03	9.03	4.42 Years	798,693

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In Thousands)
Service cost	$44	$44	$132	$133
Interest cost	30	30	91	90
Amortization of unrecognized net loss	13	5	38	14
Amortization of past service cost	9	10	27	30
Settlement charge	—	—	—	171
Net periodic benefit cost	$96	$89	$288	$438

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$9,861	$16	$42	$9,835
Total available for sale securities	$9,861	$16	$42	$9,835

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$—	$—	$5,000
Mortgage-backed securities:
Federal National Mortgage Association	13,107	207	—	13,314
Total available for sale securities	$18,107	$207	$—	$18,314

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$29,932	$28	$51	$29,909
Corporate bonds	45,039	478	77	45,440
Municipal bonds	5,348	69	2	5,415
	80,319	575	130	80,764
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	54,598	859	453	55,004
Federal National Mortgage Association	197,694	3,028	1,981	198,741
Government National Mortgage Association	14,531	775	61	15,245
	266,823	4,662	2,495	268,990
Total held to maturity securities	$347,142	$5,237	$2,625	$349,754

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$74,904	$393	$16	$75,281
Corporate bonds	45,009	1,291	—	46,300
Municipal bonds	16,139	23	1	16,161
	136,052	1,707	17	137,742
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	56,286	1,673	132	57,827
Federal National Mortgage Association	191,117	5,102	413	195,806
Government National Mortgage Association	17,106	1,122	49	18,179
	264,509	7,897	594	271,812
Total held to maturity securities	$400,561	$9,604	$611	$409,554

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	December 31, 2015
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after five through ten years	$1,806	$1,786
Due after ten years	8,055	8,049
Total available for sale securities	$9,861	$9,835

Held to maturity:
Debt securities:
Due less than one year	$30,657	$30,866
Due after one through five years	32,249	32,177
Due after five through ten years	11,905	12,219
Due after ten years	5,508	5,502
	80,319	80,764
Mortgage-backed securities:
Due after one through five years	15,315	15,107
Due after five through ten years	73,293	72,560
Due after ten years	178,215	181,323
	266,823	268,990
Total held to maturity securities	$347,142	$349,754

The amortized cost and carrying values shown above are by contractual final maturity.  Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. The Company’s mortgage-backed securities are generally secured by residential mortgage loans with contractual maturities of 15 years or greater, and multi-family loans with maturities of five to 10 years. However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the loans within those securities. Investors in pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at December 31 and March 31, 2015 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
December 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$5,908	$42	$—	$—	$5,908	$42
Total available for sale securities	$5,908	$42	$—	$—	$5,908	$42

Held to maturity:
Debt securities:
Government-sponsored enterprises	$9,949	$51	$—	$—	$9,949	$51
Corporate bonds	4,956	77	—	—	4,956	77
Municipal bonds	1,431	2	—	—	1,431	2
	16,336	130	—	—	16,336	130
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	22,412	234	7,526	219	29,938	453
Federal National Mortgage Association	107,714	1,360	16,284	621	123,998	1,981
Government National Mortgage Association	—	—	1,223	61	1,223	61
	130,126	1,594	25,033	901	155,159	2,495
Total held to maturity securities	$146,462	$1,724	$25,033	$901	$171,495	$2,625

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$4,996	$4	$9,988	$12	$14,984	$16
Municipal bonds	2,999	1	—	—	2,999	1
	7,995	5	9,988	12	17,983	17
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	8,364	132	8,364	132
Federal National Mortgage Association	20,293	18	22,524	395	42,817	413
Government National Mortgage Association	—	—	1,494	49	1,494	49
	20,293	18	32,382	576	52,675	594
Total held to maturity securities	$28,288	$23	$42,370	$588	$70,658	$611

Management does not believe that any of the unrealized losses at December 31, 2015 (two bonds of a Government-sponsored enterprise, one corporate bond, and five municipal bonds included in debt securities, and thirty-five FNMA mortgage-backed securities, nine FHLMC mortgage-backed securities, and one GNMA mortgage-backed security) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

During the nine months ended December 31, 2015, the proceeds from sales of securities available for sale totaled $1.9 million, resulting in a gross realized gain of $72,000. During the nine months ended December 31, 2014, the proceeds from sales of securities available for sale totaled $1.0 million, resulting in a gross realized gain of $102,000. There were no sales of held to maturity during the nine months ended December 31, 2015 and 2014.

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	December 31,	March 31,
	2015	2015
	(In Thousands)
Real estate:
One- to four-family	$599,713	$557,301
Multi-family	38,217	35,410
Commercial	52,181	38,838
Construction	508	611
	690,619	632,160
Commercial lines of credit	212	—
Consumer:
Second mortgage	6,557	7,121
Passbook or certificate	614	602
Equity lines of credit	3,137	2,556
Other loans	70	70
	10,378	10,349
Total Loans	701,209	642,509

Loans in process	(162)	(533)
Net purchase premiums, discounts, and deferred loan costs	2,986	2,583
	2,824	2,050
Total Loans, Net	$704,033	$644,559

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

Commercial Lines of Credit:

Commercial lines of credit consist of a commercial line of credit secured by commercial real estate. Commercial lines of credit are generally considered to involve a higher degree of risk of loss due to the concentration of principal in a limited number of loans and/or borrowers and the effects of general economic conditions on the business and the value of the underlying properties.

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

The change in the allowance for loan losses for the three and nine months ended December 31, 2015 and 2014 is as follows:

	One- to					Second	Passbook or
	Four				Commercial	Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Lines of	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	Credit	of Credit	Loans	Unallocated	Total
	(In Thousands)
At September 30, 2015:
Total allowance for loan losses	$2,916	$307	$314	$4	$—	$43	$—	$41	$3,625
Charge-offs	(64)	—	—	—	—	—	—	—	(64)
Recoveries	—	—	—	—	—	—	—	—	—
Provision charged to operations	(12)	30	159	(2)	2	—	1	11	189
At December 31, 2015:
Total allowance for loan losses	$2,840	$337	$473	$2	$2	$43	$1	$52	$3,750

	One- to					Second	Passbook or
	Four				Commercial	Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Lines of	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	Credit	of Credit	Loans	Unallocated	Total
	(In Thousands)
At March 31, 2015:
Total allowance for loan losses	$2,704	$350	$353	$1	$—	$42	$—	$25	$3,475
Charge-offs	(90)	—	—	—	—	—	—	—	(90)
Recoveries	3	—	—	—	—	—	—	—	3
Provision charged to operations	223	(13)	120	1	2	1	1	27	362
At December 31, 2015:
Total allowance for loan losses	$2,840	$337	$473	$2	$2	$43	$1	$52	$3,750

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At September 30, 2014:
Total allowance for loan losses	$2,560	$290	$304	$2	$44	$—	$50	$3,250
Charge-offs	(53)	—	—	—	—	—	—	(53)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	158	(2)	3	—	(2)	—	21	178
At December 31, 2014:
Total allowance for loan losses	$2,665	$288	$307	$2	$42	$—	$71	$3,375

					Second	Passbook or
	One- to Four				Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
At March 31, 2014:
Total allowance for loan losses	$2,460	$186	$224	$2	$45	$1	$153	$3,071
Charge-offs	(313)	—	—	—	—	—	—	(313)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	518	102	83	—	(3)	(1)	(82)	617
At December 31, 2014:
Total allowance for loan losses	$2,665	$288	$307	$2	$42	$—	$71	$3,375

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at December 31 and March 31, 2015.

	One- to					Second	Passbook or
	Four				Commercial	Mortgage and	Certificate
	-Family	Multi-Family	Commercial	Construction	Lines of	Equity Lines	and Other
December 31, 2015	Real Estate	Real Estate	Real Estate	Real Estate	Credit	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,840	337	473	2	2	43	1	52	3,750
Total	$2,840	$337	$473	$2	$2	$43	$1	$52	$3,750
Loans:
Individually evaluated for impairment	$1,191	$762	$189	$—	$—	$12	$—	$—	$2,154
Collectively evaluated for impairment	598,522	37,455	51,992	508	212	9,682	684	—	699,055
Total	$599,713	$38,217	$52,181	$508	$212	$9,694	$684	$—	$701,209

					Second	Passbook or
	One-to-Four				Mortgage and	Certificate
	Family	Multi-Family	Commercial	Construction	Equity Lines	and Other
March 31, 2015	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,704	350	353	1	42	—	25	3,475
Total	$2,704	$350	$353	$1	$42	$—	$25	$3,475
Loans:
Individually evaluated for impairment	$885	$784	$439	$—	$13	$—	$—	$2,121
Collectively evaluated for impairment	556,416	34,626	38,399	611	9,664	672	—	640,388
Total	$557,301	$35,410	$38,838	$611	$9,677	$672	$—	$642,509

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

 The aggregate amount of classified loan balances are as follows at December 31 and March 31, 2015:

	One- to					Second	Passbook or
	Four				Commercial	Mortgage and	Certificate
	-Family	Multi-family	Commercial	Construction	Lines of	Equity Lines	and Other	Total
December 31, 2015	Real Estate	Real Estate	Real Estate	Real Estate	Credit	of Credit	Loans	Loans
	(In Thousands)
Non-classified:	$594,848	$37,654	$51,992	$508	$212	$9,631	$684	$695,529
Classified:
Special mention	1,121	—	—	—	—	—	—	1,121
Substandard	3,744	563	189	—	—	63	—	4,559
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$599,713	$38,217	$52,181	$508	$212	$9,694	$684	$701,209

	One- to				Second	Passbook or
	Four				Mortgage and	Certificate
	-Family	Multi-family	Commercial	Construction	Equity Lines	and Other	Total
March 31, 2015	Real Estate	Real Estate	Real Estate	Real Estate	of Credit	Loans	Loans
	(In Thousands)
Non-classified:	$551,680	$34,829	$38,399	$611	$9,585	$672	635,776
Classified:
Special mention	1,008	—	—	—	19	—	1,027
Substandard	4,613	581	439	—	73	—	5,706
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$557,301	$35,410	$38,838	$611	$9,677	$672	$642,509

The following table provides information with respect to the Bank’s nonaccrual loans at December 31 and March 31, 2015. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and, or interest become doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	December 31, 2015	March 31, 2015
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$3,572	$4,555
Multi-family	563	581
Commercial	189	439
Consumer and other loans:
Second mortgage	63	73
Total nonaccrual loans	$4,387	$5,648

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in the Bank’s loan portfolio at December 31 and March 31, 2015.

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
December 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$1,488	$673	$2,935	$5,096	$594,617	$599,713
Multi-family	—	—	—	—	38,217	38,217
Commercial	—	—	189	189	51,992	52,181
Construction	—	—	—	—	508	508
Commercial lines of credit	—	—	—	—	212	212
Consumer and other loans:
Second mortgage and equity lines of credit	28	—	60	88	9,606	9,694
Passbook or certificate and other loans	42	6	—	48	636	684
Total	$1,558	$679	$3,184	$5,421	$695,788	$701,209

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
March 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$1,289	$239	$3,262	$4,790	$552,511	$557,301
Multi-family	—	—	581	581	34,829	35,410
Commercial	—	—	439	439	38,399	38,838
Construction	—	—	—	—	611	611
Consumer and other loans:
Second mortgage and equity lines of credit	13	—	60	73	9,604	9,677
Passbook or certificate and other loans	4	—	—	4	668	672
Total	$1,306	$239	$4,342	$5,887	$636,622	$642,509

There were no loans that are past due greater than 90 days that were accruing as of December 31 and March 31, 2015.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure on an in-substance repossession. As of December 31, 2015, we did not hold any foreclosed residential real estate properties as a result of obtaining physical possession. In addition, as of December 31, 2015, we had eight residential mortgage loans with a carrying value of $1.6 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Impaired loans, none of which had a related allowance at or for the three and nine months ending December 31, 2015 and 2014, and at or for the year ended March 31, 2015, were as follows:

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended December 31, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,191	$1,383	$1,118	$7
Multi-family	762	787	765	9
Commercial	189	189	190	3
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$2,154	$2,371	$2,085	$19

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended December 31, 2014	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$888	$1,062	$829	$5
Multi-family	204	231	205	3
Commercial	440	440	442	5
Consumer and other loans:
Second mortgage	13	13	3	—
Total impaired loans	$1,545	$1,746	$1,479	$13

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Nine Months Ended December 31, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,191	$1,383	$1,068	$28
Multi-family	762	787	772	36
Commercial	189	189	314	27
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$2,154	$2,371	$2,166	$92

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Nine Months Ended December 31, 2014	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$888	$1,062	$704	$14
Multi-family	204	231	206	9
Commercial	440	440	324	15
Consumer and other loans:
Second mortgage	13	13	1	—
Total impaired loans	$1,545	$1,746	$1,235	$38

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Year Ended March 31, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family	$885	$1,058	$746	$20
Multi-family	784	810	250	12
Commercial	439	439	351	16
Consumer and other loans
Second mortgage	13	13	4	—
Total impaired loans	$2,121	$2,320	$1,351	$48

The recorded investment in loans modified in a troubled debt restructuring totaled $1.0 million and $784,000, respectively, at December 31 and March 31, 2015, of which no loans were 90 days or more past due for both periods, $6,000 and $7,000, respectively, were 60 days or more past due, and $196,000 and $-0-, respectively, were 30 days or more past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at December 31 and March 31, 2015. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

The restructuring of the terms of such loans generally include one or a combination of the following: a reduction of the stated interest rate of the loan, capitalization of prior past dues, and payment recalculation and re-amortization.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents troubled debt restructurings by class during the period indicated.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
		(Dollar In Thousands)
Three Months Ended December 31, 2015
One- to Four-Family Real Estate	1	$162	$139	$23
Three Months Ended December 31, 2014
One- to Four-Family Real Estate	1	$58	$58	$—
Second Mortgage Consumer Loan	1	13	13	—

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
		(Dollar In Thousands)
Nine Months Ended December 31, 2015
One- to Four-Family Real Estate	2	$248	$234	$23
Nine Months Ended December 31, 2014
One- to Four-Family Real Estate	2	$272	$265	$7
Second Mortgage Consumer Loan	1	13	13	—

There were no new troubled debt restructurings which defaulted within twelve months of restructuring during the three and nine months ended December 31, 2015 and 2014.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 and March 31, 2015 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
December 31, 2015
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$9,835	$—	$9,835	$—
Total securities available for sale	$9,835	$—	$9,835	$—

March 31, 2015
Securities available for sale:
Debt securities:
Government-sponsored enterprises	$5,000	$—	$5,000	$—
Mortgage-backed securities:
Federal National Mortgage Association	13,314	—	13,314	—
Total securities available for sale	$18,314	$—	$18,314	$—

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 and March 31, 2015 are as follow:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
December 31, 2015
Impaired loans	$324	$—	$—	$324
March 31, 2015
Impaired loans	$245	$—	$—	$245

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31 and March 31, 2015.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
	(Dollars in Thousand)
December 31, 2015
Impaired Loans	$324	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)
March 31, 2015
Impaired Loans	$245	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)

(1)	Fair value is based on third party appraisals.
(2)	Includes estimated costs to sell.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31 and March 31, 2015:

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

As of December 31 and March 31, 2015, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
December 31, 2015	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$30,493	$30,493	$30,493	$—	$—
Securities available for sale	9,835	9,835	—	9,835	—
Securities held to maturity	347,142	349,754	—	349,754	—
Net loans receivable	700,283	694,424	—	—	694,424
Federal Home Loan Bank of New York stock	7,862	7,862	—	7,862	—
Interest receivable	2,989	2,989	—	2,989	—
Financial liabilities:
Deposits	674,002	676,772	—	676,772	—
FHLB advances	147,000	149,140	—	149,140	—
Interest payable	301	301	—	301	—

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

			(Level 1)	(Level 2)
			Quoted Prices	Significant	(Level 3)
			in Active	Other	Significant
	Carrying	Estimated	Markets for	Observable	Unobservable
March 31, 2015	Value	Fair Value	Identical Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$49,308	$49,308	$49,308	$—	$—
Securities available for sale	18,314	18,314	—	18,314	—
Securities held to maturity	400,561	409,554	—	409,554	—
Net loans receivable	641,084	645,801	—	—	645,801
Federal Home Loan Bank of New York stock	6,041	6,041	—	6,041	—
Interest receivable	3,274	3,274	—	3,274	—
Financial liabilities:
Deposits	699,476	704,788	—	704,788	—
FHLB advances	107,500	111,008	—	111,008	—
Interest payable	244	244	—	244	—

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

On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to improve the recognition and measurement of financial instruments. The ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard effective April 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans, which comprised 30.6% and 60.0%, respectively, of total assets at December 31, 2015, as compared to 35.3% and 54.0%, respectively, of total assets at March 31, 2015. Cash and cash equivalents decreased to 2.6% of total assets at December 31, 2015, as compared to 4.2% at March 31, 2015. The Company’s mortgage-backed securities portfolio at December 31, 2015 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 37.3% U.S. government-sponsored or guaranteed enterprises, 56.0% corporate bonds and 6.7% municipal bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”).  Deposits decreased $25.5 million, or 3.6%, between March 31, 2015 and December 31, 2015.

Borrowed funds increased $39.5 million, or 36.7%, which resulted from new borrowings of $128.0 million partially offset by repaid borrowings of $88.5 million. The balance at December 31, 2015 was $147.0 million, up from $107.5 million at March 31, 2015.

Net interest income decreased $308,000, or 4.6%, during the three months ended December 31, 2015, when compared with the same 2014 period. This decrease in net interest income was mostly due to a $257,000 decrease in total interest income. Average interest-earning assets decreased $34.4 million, or 3.1%, compared with the same 2014 period, while average interest-bearing liabilities decreased $25.0 million, or 3.1%, when compared with the same 2014 period. The $9.4 million decrease in average net interest-earning assets was mainly attributable to decreases of $30.1 million in the average balance of mortgage-backed securities, $60.0 million in the average balance of investment securities, and $10.1 million in the average balance of other interest-earning assets, coupled with an increase of $23.8 million in the average balance of FHLB advances, partially offset by an increase of $65.8 million in the average balance of loans and a decrease of $48.8 million in the average balance of interest bearing deposits.

The net interest rate spread decreased 5 basis points to 2.07% for the three months ended December 31, 2015. This was due to an increase of 6 basis points in the cost of interest-bearing liabilities partially offset by an increase of 1 basis point in the yield on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended December 31, 2015, non-interest income increased $63,000, or 15.9%, as compared to the comparable period in 2014. Provision for loan losses increased $11,000, or 6.2%, for the three months ended December 31, 2015, and non-interest expenses increased $758,000, or 18.6%, between periods.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Condition and Results of Operations (Cont’d)

At the Company's annual stockholders meeting held on August 6, 2015, stockholders of the Company approved the Clifton Bancorp Inc. 2015 Equity Incentive Plan (“the Plan”). Under the Plan, the Company may grant options to purchase up to 1,705,944 of Company common stock and may grant up to 682,377 shares of common stock as restricted stock awards. On September 2, 2015, 511,784 shares of restricted stock were awarded, with a grant date fair value of $13.84 per share, and stock options, with a grant date fair value of $1.63 per share, were awarded to purchase 1,108,868 shares of Company common stock were awarded. During the three months ended December 31, 2015, salaries and employee expenses and directors' compensation recorded as a result of these grants totaled $268,000 and $80,000, respectively. During the nine months ended December 31, 2015, salaries and employee expenses and directors' compensation recorded as a result of these grants totaled $348,000 and $118,000, respectively.

Changes in Financial Condition

Assets at December 31, 2015 totaled $1.17 billion, which represents a decrease of $19.2 million, or 1.6%, as compared with $1.19 billion at March 31, 2015. The decrease in total assets was primarily due to a decrease in cash, a significant amount of which was used to repurchase shares of Company common stock.

Cash and cash equivalents decreased $18.8 million, or 38.2%, to $30.5 million at December 31, 2015 as compared to $49.3 million at March 31, 2015, mainly due to the repurchase of $36.5 million of common stock during the nine months ended December 31, 2015.

Securities available for sale at December 31, 2015 decreased $8.5 million, or 46.3%, to $9.8 million from $18.3 million at March 31, 2015, resulting primarily from maturities and principal repayments of $6.4 million, $1.9 million in proceeds from the sale of securities, and a decrease of $233,000 in the unrealized gain on the portfolio.

Securities held to maturity at December 31, 2015 decreased $53.5 million, or 13.3%, to $347.1 million from $400.6 million at March 31, 2015, resulting primarily from maturities, calls and repayments totaling $98.9 million, partially offset by purchases of securities totaling $45.8 million.

Net loans at December 31, 2015 increased $59.2 million, or 9.2%, to $700.3 million when compared with $641.1 million at March 31, 2015.  The increase in the loan portfolio was in one- to four-family real estate loans, which increased $42.4 million, or 7.6% and multi-family and commercial loans which increased $16.2 million or 21.8%. Repayment levels remained stable during the nine months ended December 31, 2015.

Total liabilities increased $14.9 million, or 1.8%, to $833.8 million at December 31, 2015 from $818.9 million at March 31, 2015.  Deposits at December 31, 2015 decreased $25.5 million, or 3.6%, to $674.0 million when compared with $699.5 million at March 31, 2015. From March 31, 2015 to December 31, 2015, borrowed funds increased $39.5 million to $147.0 million with a weighted average interest rate of 1.97%.

Total stockholders’ equity decreased $34.0 million, or 9.3%, to $334.0 million at December 31, 2015 from $368.0 million at March 31, 2015. The decrease resulted primarily from cash dividends paid of $5.9 million and repurchases of common stock of $36.5 million, partially offset by net income of $4.5 million, $1.9 million in proceeds from exercised stock options and $1.9 million related to stock-based compensation plans.

Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014 (Cont’d.)

	Three Months Ended December 31,
	2015				2014
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$690,633		$6,320	3.66%	$624,831		$5,919	3.79%
Mortgage-backed securities	272,904		1,861	2.73%	302,989		2,281	3.01%
Investment securities	90,323		481	2.13%	150,325		704	1.87%
Other interest-earning assets	27,418		74	1.08%	37,554		89	0.95%
Total interest-earning assets	1,081,278		8,736	3.23%	1,115,699		8,993	3.22%
Non-interest-earning assets	76,825				85,720
Total assets	$1,158,103				$1,201,419

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$54,474		15	0.11%	$55,006		18	0.13%
Savings and Club accounts	139,017		62	0.18%	138,601		59	0.17%
Certificates of deposit	466,011		1,531	1.31%	514,687		1,594	1.24%
Total interest-bearing deposits	659,502		1,608	0.98%	708,294		1,671	0.94%
FHLB Advances	136,250		692	2.03%	112,500		578	2.06%
Total interest-bearing liabilities	795,752		2,300	1.16%	820,794		2,249	1.10%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	14,683				10,662
Other non-interest-bearing liabilities	11,248				9,744
Total non-interest-bearing liabilities	25,931				20,406
Total liabilities	821,683				841,200
Stockholders' equity	336,420				360,219
Total liabilities and stockholders' equity	$1,158,103				$1,201,419

Net interest income			$6,436				$6,744
Interest rate spread				2.07%				2.12%
Net interest margin				2.38%				2.42%
Average interest-earning assets to average interest-bearing liabilities	1.36	x			1.36	x

Net income decreased $615,000, or 31.7%, to $1.33 million for the three months ended December 31, 2015 compared with $1.94 million for the same 2014 period. The decrease in net income during the 2015 period resulted primarily from a decrease of $308,000, or 4.6%, in net interest income, coupled with increases of $11,000, or 6.2%, in provision for loan losses, and $758,000, or 18.6%, in non-interest expense, partially offset by an increase of $63,000, or 15.9%, in non-interest income and a decrease of $399,000 or 42.1%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014 (Cont’d.)

Interest income on loans increased by $401,000, or 6.8%, to $6.32 million during the three months ended December 31, 2015, when compared with $5.92 million for the same 2014 period.  The increase during the 2015 period mainly resulted from an increase of $65.8 million, or 10.5%, in the average balance when compared to the same period in 2014, partially offset by a decrease of 13 basis points in the yield earned on the loan portfolio, to 3.66% from 3.79%. Interest income on mortgage-backed securities decreased $420,000, or 18.4%, to $1.86 million during the three months ended December 31, 2015, when compared with $2.28 million for the same 2014 period. The decrease during the 2015 period resulted from a decrease of 28 basis points in the yield earned on mortgage-backed securities to 2.73% from 3.01%, coupled with a decrease of $30.1 million, or 9.9%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $223,000, or 31.7%, to $481,000 during the three months ended December 31, 2015, when compared to $704,000 during the same 2014 period, due to a decrease in the average balance of $60.0 million, or 39.9%, partially offset by a 26 basis point increase in the yield earned to 2.13% from 1.87%. Interest earned on other interest-earning assets decreased by $15,000, or 16.9%, to $74,000 during the three months ended December 31, 2015, when compared to $89,000 during the same 2014 period. The decrease was primarily due to a decrease of $10.1 million, or 27.0%, in the average balance of loans, partially offset by a 13 basis point increase in the yield to 1.08% from 0.95%.  The decrease in the yields on loans and mortgage-backed securities was the result of continued overall lower market interest rates, while the yield of investments increased as lower yield securities matured or were called. The yield on other interest-earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits decreased $63,000, or 3.8%, to $1.61 million during the three months ended December 31, 2015, when compared to $1.67 million during the same 2014 period. The decrease was primarily attributable to a decrease of $48.8 million, or 6.9%, in the average balance of interest-bearing deposits, partially offset by a 4 basis point increase in the cost of the interest-bearing deposits to 0.98% from 0.94%. Interest expense on borrowed money increased approximately $114,000, or 19.7%, to $692,000 during the three months ended December 31, 2015 when compared with $578,000 during the same 2014 period. The increase was primarily attributable to an increase of $23.8 million, or 21.1%, in the average balance of borrowings, partially offset by a 3 basis point decrease in the cost of borrowings to 2.03% from 2.06%. The $25.0 million decrease in average interest-bearing liabilities was due to a decrease of $48.8 million in the interest-bearing deposits and partially offset by an increase of $23.8 million in the average balance of borrowings. Net interest income decreased $308,000, or 4.6%, during the three months ended December 31, 2015, to $6.4 million when compared to $6.7 million for the same 2014 period. The net interest rate spread decreased 5 basis points to 2.07% in the 2015 period, from 2.12% in 2014 period due to a 6 basis point increase in the cost of interest-bearing liabilities, partially offset by a 1 basis point increase in the yield earned on interest-earning assets.

The provision for loan losses increased $11,000, or 6.2%, to $189,000 for the three months ended December 31, 2015 as compared to $178,000 for the same period in 2014. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2015 and 2014, the Bank’s non-accrual loans totaled $4.4 million and $4.0 million, respectively, representing 0.63% and 0.63%, respectively, of total gross loans, and 0.38% and 0.33%, respectively, of total assets. At March 31, 2015, nonaccrual loans totaled $5.6 million, or 0.88% and 0.48% of total gross loans and total assets, respectively. During the three months ended December 31, 2015, $64,000 in charge-offs were recorded on four one- to four-family residential real estate loans. During the three months ended December 31, 2014, the Bank recorded $53,000 in charge-offs on a one- to four-family residential real estate loan. At December 31, 2015, non-accrual loans consisted of twenty loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, one loan secured by multi-family real estate, one second mortgage loan secured by one- to four-family residential real estate, and one second mortgage loan secured by commercial real estate, while at December 31, 2014, non-accrual loans consisted of twenty-one loans secured by one- to four-family residential real estate, two loans secured by commercial real estate, and two second mortgage loans secured by one- to four-family residential real estate. Included in non-accrual loans at December 31, 2015 are eight loans totaling $1.2 million that were current or less than ninety days delinquent. At December 31, 2014, there were twelve loans totaling $2.1 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $2.2 million, $2.1 million and $1.5 million at December 31, 2015, March 31, 2015 and December 31, 2014, respectively. The allowance for loan losses amounted to $3.75 million, $3.48 million, and $3.38 million, respectively, at December 31, 2015, March 31, 2015, and December 31, 2014, representing 0.53%, 0.54%, and 0.54% of total gross loans, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014 (Cont’d.)

Non-interest income increased $63,000, or 15.9%, to $460,000 for the three months ended December 31, 2015 as compared to $397,000 for the three months ended December 31, 2014. The increase was mainly attributable to an increase of $60,000 in income from bank owned life insurance.

Non-interest expenses increased $758,000, or 18.6%, to $4.83 million for the three months ended December 31, 2015, as compared to $4.08 million for the three months ended December 31, 2014. The increase was driven by increases of $578,000, or 24.9%, in salaries and employee benefits, and $138,000, or 66.7%, in directors’ compensation. The increase in salaries and employee benefits includes typical annual increases in compensation and benefits expenses and costs related to the hiring of additional personnel, as well as a related increase in employee stock ownership plan expense due to an increase in the price of Company’s common stock and expenses related to the granting of equity awards under the 2015 Equity Incentive Plan. The increase in directors’ compensation was due to expense related to the granting of equity awards under the 2015 Equity Incentive Plan.

Income taxes totaled $549,000 and $948,000 during the three months ended December 31, 2015 and 2014, respectively. The decrease of $399,000, or 42.1%, resulted from lower pre-tax income, coupled with a decrease in the effective income tax rate. The overall effective income tax rate was 29.3% for the 2015 period compared with 32.8% for the 2014 period due to a tax- exempt transaction related to our ESOP and our investment in BOLI.

Comparison of Operating Results for the Nine Months Ended December 31, 2015 and 2014

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2015 and 2014 (Cont’d)

	Nine Months Ended December 31,
	2015				2014
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$668,202		$18,394	3.67%	$611,422		$17,394	3.79%
Mortgage-backed securities	275,500		5,702	2.76%	304,587		6,985	3.06%
Investment securities	111,186		1,868	2.24%	147,308		1,960	1.77%
Other interest-earning assets	29,109		223	1.02%	46,572		265	0.76%
Total interest-earning assets	1,083,997		26,187	3.22%	1,109,889		26,604	3.20%
Non-interest-earning assets	78,163				115,236
Total assets	$1,162,160				$1,225,125

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$53,854		45	0.11%	$55,862		55	0.13%
Savings and Club accounts	140,951		178	0.17%	140,499		183	0.17%
Certificates of deposit	473,823		4,545	1.28%	525,402		4,875	1.24%
Total interest-bearing deposits	668,628		4,768	0.95%	721,763		5,113	0.94%
FHLB Advances	121,000		1,866	2.06%	123,000		1,764	1.91%
Total interest-bearing liabilities	789,628		6,634	1.12%	844,763		6,877	1.09%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	14,070				11,458
Other non-interest-bearing liabilities	11,648				11,527
Total non-interest-bearing liabilities	25,718				22,985
Total liabilities	815,346				867,748
Stockholders' equity	346,814				357,377
Total liabilities and stockholders' equity	$1,162,160				$1,225,125

Net interest income			$19,553				$19,727
Interest rate spread				2.10%				2.11%
Net interest margin				2.40%				2.37%
Average interest-earning assets to average interest-bearing liabilities	1.37	x			1.31	x

Net income decreased $518,000, or 10.3%, to $4.52 million for the nine months ended December 31, 2015 compared with $5.04 million for the same 2014 period. The decrease in net income during the 2015 period resulted primarily from a decrease of $174,000, or 0.9%, in net interest income, and an increase of $1.2 million, or 9.3%, in non-interest expense, partially offset by decreases of $255,000, or 41.3%, in provision for loan losses and $378,000, or 14.9%, in income taxes, and an increase of $207,000, or 17.0%, in non-interest income.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2015 and 2014 (Cont’d.)

Interest income on loans increased by $1.0 million, or 5.7%, to $18.4 million during the nine months ended December 31, 2015, when compared with $17.4 million for the same 2014 period.  The increase during the 2015 period mainly resulted from an increase of $56.8 million, or 9.3%, in the average balance of loans when compared to the same period in 2014, partially offset by a decrease of 12 basis points in the yield earned on the loan portfolio to 3.67% from 3.79%. Interest income on mortgage-backed securities decreased $1.3 million, or 18.4%, to $5.7 million during the nine months ended December 31, 2015, when compared with $7.0 million for the same 2014 period. The decrease during the 2015 period resulted from a decrease of 30 basis points in the yield earned on mortgage-backed securities to 2.76% from 3.06%, coupled with a decrease of $29.1 million, or 9.6%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $92,000, or 4.7%, to $1.9 million during the nine months ended December 31, 2015, when compared to $2.0 million during the same 2014 period, due to a decrease of $36.1 million, or 24.5%, in the average balance of investment securities, partially offset by an increase of 47 basis point in yield to 2.24% from 1.77%.  Interest earned on other interest-earning assets decreased by $42,000, or 15.9% to $223,000 during the nine months ended December 31, 2015, when compared to $265,000 during the same 2014 period primarily due to a decrease of $17.5 million, or 37.5%, in the average balance of other interest-bearing assets, partially offset by an increase of 26 basis points in yield to 1.02% from 0.76%.  The increased balance in loans resulted from the Bank’s continued emphasis on growing its loan portfolio. The decrease in the yield on loans and mortgage-backed securities was the result of overall lower market interest rates, while the yield on investments increased as lower yielding securities matured or were called. The yield on other interest earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits decreased $345,000, or 6.8%, to $4.8 million during the nine months ended December 31, 2015, when compared to $5.1 million during the same 2014 period. The decrease was primarily attributable to a decrease of $53.1 million, or 7.4%, in the average balance of interest-bearing deposits, partially offset by a 1 basis point increase in the cost of interest-bearing deposits to 0.95% from 0.94%. Interest expense on borrowed money increased approximately $102,000, or 5.8%, to $1.87 million during the nine months ended December 31, 2015 when compared with $1.76 million during the same 2014 period. The increase was primarily attributable to an increase of 15 basis points in the cost of borrowings to 2.06% from 1.91%, partially offset by a decrease of $2.0 million, or 1.6%, in the average balance of borrowings. Net interest income decreased $174,000, or 0.9%, during the nine months ended December 31, 2015, to $19.6 million when compared to $19.7 million for the same 2014 period. The $55.1 million decrease in average interest-bearing liabilities was due to decreases of $2.0 million in borrowings and of $53.1 million in interest-bearing deposits. The net interest rate spread decreased 1 basis point due to an increase of 3 basis points in the average cost of interest-bearing liabilities, partially offset by a 2 basis point increase in the average yield earned on interest-bearing assets.

The provision for loan losses decreased $255,000, or 41.3%, to $362,000 during the nine months ended December 31, 2015 as compared to $617,000 for the same period in 2014. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014” for a discussion of non-performing and impaired loans as of December 31, 2015, March 31, 2015 and December 31, 2014.

Non-interest income increased $207,000, or 17.0%, to $1.4 million for the nine months ended December 31, 2015, as compared to $1.2 million for the comparable period in 2014, mainly due to an increase of 252,000, or 26.9%, in income from bank owned life insurance, partially offset by a decrease of $30,000, or 29.4%, in gains on sales of securities.

Non-interest expense increased $1.2 million, or 9.3%, to $13.9 million for the nine months ended December 31, 2015 as compared to $12.7 million for the nine months ended December 31, 2014. The increase was primarily the result of increases of $1.2 million, or 16.1%, in salaries and employee benefits and $84,000, or 15.0%, in professional services. The increase in salaries and employee benefits includes typical annual increases in compensation and benefits expenses and costs related to the hiring of additional personnel, as well as a related increase in employee stock ownership plan expense due to an increase in the price of the Company’s common stock and expenses related to the granting of equity awards under the 2015 Equity Incentive Plan. Professional services included an increase in legal fees primarily related to the development and implementation of products and services and the Bank’s branding and marketing effects.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2015 and 2014 (Cont’d.)

Income taxes totaled $2.17 million and $2.54 million during the nine months ended December 31, 2015 and 2014, respectively.  The decrease of $378,000, or 14.9%, during the 2015 period resulted from lower pre-tax income, coupled with an overall decrease in the effective income tax rate which was 32.4% in the 2015 period compared with 33.5% for 2014.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $40.3 million, or 3.5% of total assets at December 31, 2015, as compared to $67.6 million, or 5.7% of total assets at March 31, 2015. The Company’s liquidity is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its shareholders. The Company also may repurchase shares of its common stock. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (the “OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years.  On a stand-alone basis, at December 31, 2015, the Company had liquid assets of $76.3 million, which included $66.5 million in cash and cash equivalents and $9.8 million in securities available for sale.

Cash was generated by operating and investing activities and used by financing activities during the nine months ended December 31, 2015. The primary sources of cash were net income, and proceeds from principal repayments, maturities and calls of securities. The primary uses of funds were purchases of securities and loans, net loan originations, decrease in deposits, and the repurchase of common stock. Dividends declared and paid totaled $5.9 million during the nine months ended December 31, 2015.

The Company’s primary investing activities are the origination and purchase of loans, and the purchases of securities. Net loans amounted to $700.3 million and $641.1 million at December 31, 2015 and March 31, 2015, respectively. Securities, including available for sale and held to maturity issues, totaled $357.0 million and $418.9 million at December 31, 2015 and March 31, 2015, respectively. In addition to funding new loan production through operating and investing activities, such activities were funded by principal repayments,  maturities, and calls on existing loans and securities, and the sale of securities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their asset size as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At December 31, 2015, advances from the FHLB amounted to $147.0 million at a weighted average rate of 1.97%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $108.0 million at three large financial institutions under established, unsecured, overnight lines of credit at a daily adjustable interest rate.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2015, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $20.1 million which included $2.3 million for fixed rate loans with interest rates ranging from 3.125% to 4.00%, and $17.8 million for adjustable rate loans with initial interest rates ranging from 2.75% to 4.50%.

In addition, at December 31, 2015, the Bank had outstanding commitments to originate adjustable rate multi-family real estate loans of $14.8 million with initial interest rates ranging from 3.125% to 3.75%, and commitments to originate adjustable rate commercial real estate loans of $18.0 million with initial interest rates ranging from 3.50% to 4.50%.

At December 31, 2015, the Bank also had outstanding commitments to purchase one- to four-family mortgage loans totaling approximately $4.5 million, which included $3.9 million for adjustable rate loans with initial interest rates of 3.25%, and $559,000 for a fixed rate loan with an interest rate of 3.125%.

At December 31, 2015, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.3 million. In addition, there were undisbursed funds from a commercial line of credit of $175,000 at an adjustable interest rate of 1.0% above the Wall Street Journal Prime Rate. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At December 31, 2015, the Bank also had an outstanding commitment of $50,000 for an adjustable rate home equity line of credit with initial interest rates of 3.50%.

Certificates of deposit due within one year at December 31, 2015 totaled $204.0 million, or 44.3% of total certificates of deposit. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.  FHLB advances due within one year at December 31, 2015 totaled $51.5 million.

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirement for the Bank.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Company’s and the Bank’s capital position at December 31 and March 31, 2015, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
			Minimum Capital		For Classification as
	Actual		Adequacy		Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015	(Dollars In Thousands)
Total risk-based capital (to risk-weighted assets)
Bank	$250,078	44.10%	$45,365	8.00%	$56,706	10.00%
Company	338,286	59.44	45,533	8.00	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	246,328	43.44	34,024	6.00	45,365	8.00
Company	334,536	58.78	34,150	6.00	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	246,328	43.44	25,518	4.50	36,859	6.50
Company	334,536	58.78	25,612	4.50	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	246,328	21.44	45,956	4.00	57,445	5.00
Company	334,536	28.84	46,398	4.00	N/A	N/A
March 31, 2015
Total risk-based capital (to risk-weighted assets)
Bank	$249,980	45.96%	$43,508	8.00%	$54,385	10.00%
Company	371,957	67.51	44,075	8.00	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	246,505	45.33	32,631	6.00	43,508	8.00
Company	368,482	66.88	33,056	6.00	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	246,505	45.33	24,473	4.50	35,350	6.50
Company	368,482	66.88	24,792	4.50	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	246,505	21.55	45,752	4.00	57,189	5.00
Company	368,482	30.88	47,735	4.00	N/A	N/A

(1)	Prompt corrective action provisions do not apply to the Bank holding company.

In December 2015, the most recent notification from the OCC categorized the Bank as well capitalized as of September 30, 2015, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

The table below sets forth, as of September 30, 2015, the most recent date the Bank’s interest rate risk was measured, the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. Given the current economic environment, the Bank expects that these changes as of December 31, 2015 will not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any assets of Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We estimate changes in NPV or net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
		Estimated Increase		Estimated	(Decrease) in Estimated
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Net Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)

+200 bp	$208,177	$(45,949)	(18.08)%	$25,957	$(587)	(2.21)%
0	254,126	—	—	26,544	—	—
(100)	264,029	9,903	0.39	26,265	(279)	(1.05)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates that at September 30, 2015, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 18.08% decrease in NPV and a $587,000, or 2.01%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 0.39% increase in NPV and a $279,000, or 1.05%, decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the SEC on June 5, 2015, which could materially affect our business, financial condition and/or operating results.  As of December 31, 2015, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended December 31, 2015.
(b)	Use of Proceeds. Not applicable.
(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2015.

			Total Number	Maximum
			of Shares	Number of Shares
	Total		Purchased as	That May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plan	the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs (1)

October 1 - October 31, 2015	52,500	$13.82	52,500	2,977,676
November 1 - November 30, 2015	49,600	14.52	49,600	2,928,076
December 1 - December 31, 2015	248,800	14.50	248,800	2,679,276
Total	350,900	$14.40	350,900

           __________________________________________

(1)

On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, that became effective on April 2, 2015, to acquire up to 2,731,000 shares of the Company's outstanding common stock. On October 28, 2015, the Company announced that its Board of Directors authorized an extension of the Company’s previously announced stock repurchase plan to acquire an additional 2,569,000 shares of the Company’s outstanding common stock.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)
3.2	Bylaws of Clifton Bancorp Inc. (2)
4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (3)
10.1	Amended and Restated Employment Agreement between Clifton Bancorp Inc. and Paul M. Aguggia*
10.2	Amended and Restated Employment Agreement between Clifton Savings Bank and Paul M. Aguggia*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*Management contract or compensation plan arrangement.

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

CLIFTON BANCORP INC.

Date:	February 5, 2016	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	February 5, 2016	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)