Form 10-K
period 2016-03-31
Clifton Bancorp Inc.
filed 2016-06-08
CIK 1592329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $342,185,056, based upon the closing price of $13.88 as quoted on the NASDAQ Global Select Market on September 30, 2015.

The number of shares outstanding of the registrant’s common stock as of May 31, 2016 was 23,823,648.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2016 Annual Report to Stockholders and of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

Clifton Savings Bank has served its customers since 1928. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and primarily use those funds to originate one- to four-family, multi-family and commercial real estate, and, to a much lesser extent, commercial lines of credit and consumer loans, all of which we currently hold for investment.

Subsidiary Activities

Clifton Bancorp’s sole subsidiary is Clifton Savings Bank. Clifton Savings Bank has one wholly owned subsidiary, Botany Inc., a New Jersey investment company. At March 31, 2016, Botany Inc. had total assets of $203.5 million.

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

Market Area

We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 15 miles west of New York City. In addition to our main and loan offices located in Passaic County, we currently operate twelve banking centers in Bergen, Passaic and Hudson Counties in New Jersey, which, along with Essex, Morris, and Union Counties in New Jersey, comprise our market area.

We also make loans throughout New Jersey and, to a lesser extent, New York. The economy in our market area has benefited from being varied and diverse. It is both urban and suburban with a broad economic base. As a result of its proximity to New York City, our market area is also home to a significant number of commuters working in the greater New York City metropolitan area. New Jersey and New York, with populations of approximately 8.8 million and 19.4 million, respectively, are considered amongst the most attractive banking markets in the United States. As of March 2016, the unemployment rates for New Jersey and New York were 4.4% and 4.8%, respectively, which was lower than the national rate of 5.0%.

Competition

Deposits. There are a large number of financial institutions in our market area, and our competition includes larger regional and money center banks, local community banks, money market funds and the stock market. We have traditionally focused primarily on retail savings products, but have begun to emphasize core business deposits. During the year ended March 31, 2016, the balance of deposits decreased from $699.5 million at March 31, 2015 to $694.7 million at March 31, 2016.

Loans. We continue to face stiff competition for one- to four-family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one- to four-family residential loans also include credit unions and mortgage brokers, which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for multi-family and commercial real estate loans include national, regional and community bank commercial lenders, many of which are larger than us and have more established networks and programs than we do.

Lending Activities

General. Our loan portfolio consists primarily of owner-occupied, one- to four-family mortgage loans secured by properties located in New Jersey. To an increasing degree our loan portfolio includes multi-family, commercial real estate loans secured by properties located in New Jersey and New York and commercial lines of credit to borrowers in those states. We also make consumer loans to a limited degree. Clifton Savings Bank generally holds the loans it originates in its own portfolio. At March 31, 2016, Clifton Savings Bank had no loans that were held for sale.

One- to Four-Family Residential Loans. The origination of mortgage loans to enable borrowers to purchase or refinance existing homes remains the largest portion of our portfolio. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that we originate at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other terms are determined by us on the basis of our own pricing criteria and competitive market conditions. At March 31, 2016, the average balance of our one- to four-family loans was $272,000 and we had 15 one- to four-family loans with outstanding balances in excess of $1.0 million.

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

For investor-owned one- to four-family residential loans, we offer fixed-rate loans with terms of 25 years. Our adjustable-rate loans in this category are based on a 30-year amortization schedule and interest rates and payments adjust annually after a five, seven or ten-year initial fixed period. Most loans adjust from 2.50% to 2.75% above the one-year, five-year or 10-year constant maturity Treasury index. There are no lifetime interest rate ceilings; the floor is capped at the closing interest rate. Loan amounts do not exceed 75% of the original appraised value. We generally require an assignment of rents on these loans.

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

Our one- to four-family loans are secured by owner-occupied properties and investor-owned real estate. We also lend to borrowers for second homes, but charge higher rates than on primary residences. The maximum loan-to-value ratio on a mortgage for a borrower’s second home is 80%. With respect to loans on investor-owned properties, we typically increase the rate we charge over loans secured by owner-occupied, one- to four-family properties and generally limit the loan to value ratio to 75%. Less than 9% of our one- to four-family loan portfolio consists of non-owner occupied properties.

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

Multi-Family and Commercial Real Estate Loans. To an increasingly greater degree, we offer fixed and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family real estate loans are generally secured by a variety of small and mid-size apartment buildings and complexes that generally range from five to 45 units. Our commercial real estate loans are generally secured by commercial real estate, such as strip malls, small retail locations, mixed-use properties and other non-residential buildings. At March 31, 2016, we had $56.2 million in multi-family loans and $97.4 million in commercial real estate loans. At March 31, 2016, the portfolio included participations in $40.7 million of loans with financial institutions in our market area. The properties are secured by commercial real estate.

We generally originate fixed-rate multi-family and commercial real estate loans for fixed-terms up to 15 years, and adjustable-rate multi-family and commercial real estate loans for initial adjustment periods of up to 10 years based on an amortization schedule of up to 30 years. Interest rates and payments on our adjustable-rate loans historically were adjusted every five or ten years after their initial fixed period, or every year after a 10-year initial fixed period. Most loans adjust from 2.00% to 3.25% above the one-year, five-year or 10-year constant maturity Treasury index. There are no lifetime interest rate caps. Loan amounts do not exceed 75% of the original appraised value. We generally require an assignment of rents and, on multi-family properties, personal guarantees.

Since March 31, 2015, our multi-family and commercial real estate loan portfolio has increased $79.4 million, or 106.9%, and at March 31, 2016 was 19.7% of our total loan portfolio. We have also begun offering commercial lines of credit, and have expanded our one-to four family investor owned real estate, and multi-family and commercial lending into New York. We believe the expansion of our lending activities will help diversify our balance sheet, improve our interest rate risk exposure, increase our presence in our market area and establish strong relationships with new and existing customers. We intend to continue these efforts and have added appropriate infrastructure. Further, we expect to pursue larger lending relationships and selected additional purchases and participations within New Jersey and New York.

At March 31, 2016, the average balance of our multi-family and commercial loans was $1.1 million and we had 46 loans in this category that exceeded $1.0 million, including 33 originated loans and 13 participating loans. Our largest multi-family loan was a $3.5 million loan secured by a 10 unit facility in New York City, and our largest commercial loan was a participation of $13.3 million in a loan secured by a one story multi-tenant retail building located in Hudson County, New Jersey. At March 31, 2016, these loans were performing in accordance with their terms.

Residential Construction Loans. To a much lesser extent, we originate loans to finance the construction of residential dwellings. We typically offer construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally have a maximum loan-to-value ratio of 70%. Loan proceeds are disbursed in increments as construction progresses and as independent inspections warrant. We use independent fee appraisers for construction disbursement purposes. At March 31, 2016, there were no outstanding construction loans in the loan portfolio.

Commercial Lines of Credit. We offer commercial lines of credit which are either unsecured or secured by commercial real estate. These loans are usually indexed from 1.00% to 1.50% above the prime rate. Our lines of credit are originated with a 1-year term and draw period and are interest only during the draw period, with a required annual clean up.

Consumer Loans. Our consumer loans include second mortgage loans and home equity lines of credit, as well as loans secured by passbook accounts and certificates of deposit.

We offer second mortgage loans and home equity lines of credit with combined loan-to-value ratios not to exceed 80%. All second mortgage loans and home equity lines of credit are full documentation loans. Our second mortgage loans are originated with terms of five, ten, fifteen and twenty years and we charge higher rates for longer-term loans. Our home equity lines of credit are originated with a 15-year draw period and 20-year payment period.

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

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s and, if applicable, the guarantor’s creditworthiness and the feasibility and cash flow potential of the property that secures the loan. Payments on loans secured by income properties are typically dependent on the income provided by the property, and the successful operation or management of the property. As a result, the repayment ability of borrowers of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loan borrowers. We attempt to monitor the cash flows for an income-producing property through annual financial statements and rent rolls revision on multi-family and commercial real estate loans. Management performs annual reviews and prepares evaluations on all loans where the loan is secured by multi-family and commercial real estate.

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

Commercial Lines of Credit. Commercial lines of credit are considered to involve a higher degree of risk of loss than long-term financing due to the concentration of principal in a limited number of borrowers and the effects of general economic conditions on the business and/or the value of the underlying collateral, if any. Unsecured lines are considered to have a greater risk than those secured by real estate.

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

Loan Originations and Purchases. Our loan originations come from a number of sources. The customary sources include internet mortgage loan marketers, local and regional mortgage brokers, direct solicitation by Clifton Savings Bank’s loan originators, advertising, referrals from customers, personal contacts by our staff and, in some instances, other lenders. We retain for our portfolio all of the loans that we originate. We purchase real estate loans on properties located within the state of New Jersey and New York from banks and mortgage brokers to supplement our own originations. We generally service our purchased residential loans. Each purchased loan is subject to an underwriting review using the same guidelines established for our own origination process performed by our staff and we review every loan file we purchase.

Loan Approval Procedures and Authority. Our policies and loan approval limits are established and approved by the Board of Directors. Most residential mortgage loans and consumer loans require the approval of senior management and are ratified by the Loan Committee of the Board of Directors. All other residential loans require the approval of the Loan Committee of the Board of Directors. All multi-family and commercial loans, including lines of credit, require approval of the Commercial Loan Committee of the Board of Directors. The Loan Committee and Commercial Loan Committee typically meet weekly.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At March 31, 2016, our regulatory limit on loans to one borrower was $36.9 million. At that date, our largest lending relationship was $13.3 million and consisted of one loan secured by a one story multi-tenant retail building located in Hudson County, New Jersey, which was performing according to its original repayment terms at March 31, 2016.

Loan Commitments. We issue commitments for multi-family and commercial real estate loans conditioned upon the occurrence of certain events. Commitments to originate residential mortgage loans, excluding lines of credit and loan purchases, at March 31, 2016 totaled $8.5 million. Commitments to purchase loans totaled $1.6 million at March 31, 2016. Commitments to originate multi-family and commercial real estate loans totaled $29.1 million and $24.0 million, respectively, at March 31, 2016.

Non-Performing and Problem Assets. When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When the loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If payment is not received by the 45th day of delinquency, additional late charges and delinquency notices are issued. We will continue our collection efforts through the 60th and 90th days of delinquency. After the 120th day of delinquency, if we are not engaged in collection efforts, we will send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure proceedings.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit and other deposit accounts of federally insured institutions. We also invest a portion of our assets in corporate debt securities. In addition, we maintain an investment in Federal Home Loan Bank of New York stock. We had no investments in derivative securities at March 31, 2016.

Historically, our investment portfolio has consisted of a mix of both available for sale and held to maturity securities. Currently, most of our securities are held to maturity. We expect to continue to purchase short-term investments, such as U.S. treasury and government agency securities, and to a lesser extent, corporate and municipal securities.

At March 31, 2016, our investment portfolio consisted of federal agency debt securities with remaining maturities of 9 years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 15 years or more, corporate debt securities with maturities of 6 years or less and municipal bonds with maturities of 14 years or less. Our federal agency debt securities are issued by Freddie Mac, Fannie Mae, the Federal Home Loan Bank and the Federal Farm Credit Agency, all of which are U.S. government or government-sponsored entities. During the year ended March 31, 2016, we purchased shorter-term and long-term municipal and callable agency securities for interest rate risk management purposes. Changes in general interest rates and market conditions may result in calls of certain securities, which may cause actual maturities to differ from contractual maturities.

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

Deposit Activities and Other Sources of Funds

General. Deposits, loan repayments, investment cash flows and borrowings are the major sources of our funds for lending and other investment purposes. We have the ability to participate in the brokered deposit network. Loan repayments and borrowings are relatively stable source of funds, while deposit inflows and outflows and investment cash flows are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of liquid and term deposit instruments, including checking accounts, business checking, high-yield checking, passbook and statement savings accounts, club accounts and certificates of deposit. As noted above, we may utilize brokered funds to a limited degree. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and interest rates, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, matching deposit and loan products, and customer preferences. We review our deposit flows, mix and pricing weekly. Our current strategy is to build non maturity deposits through competitive rates and relationship and business banking.

Borrowings. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 50% of an institution’s assets, and limits short-term borrowings of less than one year to 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. Additionally, Clifton Savings Bank has the ability to borrow funds of up to an aggregate of $58.0 million at two large financial institutions under established unsecured overnight lines of credit at a daily adjustable rate. There were no outstanding drawings on either of these lines at March 31, 2016.

Personnel

As of March 31, 2016, we had 111 full-time employees and 4 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Clifton Bancorp and Clifton Savings Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. In addition, the rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. However, instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of March 31, 2016, Clifton Savings Bank maintained 85.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System. Clifton Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Clifton Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2016 of $11.7 million.

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2016, the regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; and a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Clifton Savings Bank complies with the foregoing requirements.

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

Federal and State Taxation

Federal Income Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2010. For its 2016 fiscal year, Clifton Bancorp’s maximum federal income tax rate was 34.0%.

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

The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Clifton Savings Bank makes a non-dividend distribution to Clifton Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34.0% federal corporate income tax rate. Clifton Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

New Jersey State Taxation. Clifton Savings Bank and Clifton Bancorp are subject to New Jersey’s Corporation Business Tax at the rate of 9% on their taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations). Botany Inc. is eligible to be taxed as a New Jersey Investment Company at a rate of 3.6%.

New York State Taxation. Clifton Savings Bank and Clifton Bancorp are subject to New York’s corporate franchise tax which is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 6.5% beginning January 1, 2016. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge rate is 28% of the New York State franchise tax calculated using a 6.5% tax rate on allocated and apportioned entire net income for tax years beginning on or after January 1, 2016.

Maryland State Taxation. As a Maryland holding company not earning income in Maryland, Clifton Bancorp Inc. is exempt from Maryland corporate income tax but is required to file an annual return to the State of Maryland.

Executive Officers of the Registrant

The executive officers of Clifton Bancorp, Clifton Savings Bank, and Botany Inc. are elected annually by, and serve at the discretion of, their respective Boards of Directors. The executive officers of Clifton Bancorp, Clifton Savings Bank, and Botany Inc. are:

Name	Position
Paul M. Aguggia	Chairman of the Board, President and Chief Executive Officer of Clifton Bancorp and Clifton Savings Bank, and Director of Botany Inc.

Bart D’Ambra	Executive Vice President and Corporate Secretary of Clifton Bancorp and Clifton Savings Bank, and President of Botany Inc.

Stephen A. Hoogerhyde	Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Lending Officer of Clifton Savings Bank

Christine R. Piano, CPA	Executive Vice President, Chief Financial Officer and Treasurer of Clifton Bancorp, Executive Vice President and Chief Financial Officer of Clifton Savings Bank and Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc.

Patricia C. Hrotko	Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Revenue Officer of Clifton Savings Bank

Michael Lesler	Executive Vice President and Chief Operating Officer of Clifton Bancorp and Clifton Savings Bank

Francis Tracy Tripucka	Senior Vice President-Commercial Lending of Clifton Savings Bank

Below is information regarding the executive officers of Clifton Bancorp and Clifton Savings Bank who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2016.

Bart D’Ambra had been Executive Vice President of Clifton Savings Bank since March 2003, Executive Vice President of Clifton Bancorp since April 2014, Corporate Secretary of Clifton Bancorp since 2013 and Corporate Secretary of Clifton Savings Bank since January 2014. Mr. D’Ambra served as Senior Vice President of Clifton Savings Bank from April 2002 until March 2003. Prior to April 2002, Mr. D’Ambra served Clifton Savings Bank as a Vice President. Mr. D’Ambra has served with Clifton Savings Bank for over 23 years. Age 67.

Stephen A. Hoogerhyde has been Executive Vice President of Clifton Bancorp since April 2014, and Executive Vice President and Chief Lending Officer of Clifton Savings Bank since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings Bank as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings Bank for over 29 years. Age 61.

Christine R. Piano, a certified public accountant, has been Executive Vice President of Clifton Bancorp since April 2014, Chief Financial Officer and Treasurer of Clifton Bancorp since 2013 and has been Executive Vice President and Chief Financial Officer of Clifton Savings Bank since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003. Ms. Piano has served with Clifton Savings Bank for over 17 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since its inception in December 2004. Age 52.

Patricia C. Hrotko has been Executive Vice President of Clifton Bancorp since April 2014, and Executive Vice President and Chief Revenue Officer of Clifton Savings Bank since April 2014. From September 2007 to February 2014, Ms. Hrotko served as Senior Vice President - Marketing and Corporate Communications of Sterling National Bank in New York, New York. Prior to that time, Ms. Hrotko held a similar role at First Morris Bank and Trust, a community bank headquartered in Morristown, New Jersey (now part of Provident Bank of New Jersey). Age 52.

Michael Lesler has been Executive Vice President and Chief Operating Officer of Clifton Bancorp and Clifton Savings Bank since April 2016. From December 2013 to April 2016, Mr. Lesler served as President and Chief Executive Officer of Bancorp of New Jersey, Inc. and its wholly owned subsidiary, Bank of New Jersey. From June 2009 to December 2013, Mr. Lesler served as President and Chief Operating Officer of Bancorp of New Jersey, Inc. and Bank of New Jersey. Prior to that time, Mr. Lesler was the Executive Vice President and Chief Financial Officer of Bancorp of New Jersey, Inc. and Bank of New Jersey. Age 45.

Francis Tracy Tripucka has been Senior Vice President-Commercial Lending of Clifton Savings Bank since December 2012. From April 2012 to December 2012, Mr. Tripucka served as Chief Credit Officer of Crown Bank in Kearny, New Jersey. Prior to that time, Mr. Tripucka served as a Second Vice President at Kearny Federal Savings Bank in Kearny, New Jersey, from December 2001 to December 2011. Age 66.

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

At March 31, 2016, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 20.7% decrease in net portfolio value and a $1.2 million, or 4.4%, decrease in net interest income. Consequently, our profitability could be adversely affected as a result of changes in interest rates.

In order to decrease interest rate risk, we utilize a variety of asset and liability management strategies such as increasing the amount of adjustable rate loans, especially in our one-to four-family investor owned multi-family and commercial real estate portfolios, and short term investments, as well as using longer term Federal Home Loan Bank advances. In addition, we price longer term certificates of deposit at an attractive rate to extend the average term of our deposits. Due to market conditions and customer demand, these strategies may not be effective in decreasing our interest rate risk. In addition, from time to time, our interest rate risk mitigation strategies may be influenced by regulatory guidance and directives. As a result, we may be required to take actions that, while mitigating our interest rate risk, can negatively impact our earnings.

Our earnings may be negatively impacted as a result of our plans to grow and diversify our loan portfolio.

As a result of our strategy to grow and diversify our loan portfolio by increasing our multi-family and commercial real estate lending activities, we will incur increased operating expenses associated with the hiring of additional personnel and the addition of appropriate infrastructure that will be necessary to implement this strategy. These expenses will relate to salaries and employee benefits for additional staff, increased marketing efforts, investment in technology and developing our business and deposit products to better serve customers. Over time, we anticipate that we will generate additional income related to this growth and diversification strategy.

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

From March 31, 2015 to March 31, 2016, our multi-family and commercial portfolio increased $79.4 million. Our current business strategy is to continue to increase our originations of multi-family and commercial real estate loans in accordance with our underwriting guidelines. Multi-family and commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. In addition, to the extent that borrowers have more than one multi-family or commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential real estate loan. Furthermore, if loans that are collateralized by multi-family or commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our earnings and financial condition.

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

Our concentration on residential mortgage loans exposes us to risks.

At March 31, 2016, $617.7 million, or 79.0%, of our loan portfolio was secured by one- to four-family real estate in New Jersey and, to lesser extent, New York, and we intend to continue this type of lending in the foreseeable future. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of a downturn in the local housing market has reduced (and would reduce) the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

The building of market share through our branching strategy and our investments in products and services has caused our expenses to increase faster than revenues.

We opened a full-service branch office in Hoboken, New Jersey in fiscal 2016 and intend to open another full-service branch in Montclair, New Jersey in fiscal 2017. We may also open additional branch offices in the future. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches a certain customer base. Our investments in products and services, and the related personnel required to implement new policies and procedures take time to earn returns and can be expected to negatively impact our earnings for the foreseeable future.

Our equity benefit plans adversely affect our profitability and will continue to do so as such benefits are granted and vest.

We recognize additional annual employee compensation and benefit expenses as a result of the implementation of our new equity incentive plan. These additional expenses are expected to be material and will adversely affect our profitability.

Our strategy of transitioning from higher-rate non-core deposits to lower cost core deposits may not be successful.

Core deposits, including checking and savings accounts, are a lower cost source of funds than time deposits, and we have made a concerted effort to increase lower cost transaction and savings deposit accounts and reduce our dependence on traditionally higher cost certificates of deposit. Our current strategy is to competitively price our core deposits in order to increase core deposit relationships. In addition, we will introduce new products or offer promotional deposit rates on certain deposit products in order to attract deposits. Despite our strategy, which takes time to impact results, deposits decreased $131.6 million, or 15.9%, to $694.7 million at March 31, 2016 from $826.3 million at March 31, 2012. Certificates of deposit due within one year of March 31, 2016 totaled $197.3 million, or 28.4% of total deposits. If these deposits do not remain with us, and we are not successful in attracting lower cost core deposits, we will be required to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on maturing certificates of deposit due on or before March 31, 2017.

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

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, as well as related essential personnel. Many of our competitors have already implemented critical technologies have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Improvements in technology will increase our costs and may impact our growth strategies.

In order to improve our technology and competitiveness, we changed our core service/data services provider during fiscal 2015. This resulted in additional data related costs. During 2016, we added new technology including mobile banking, appointment banking, and secured local WiFi and we installed a TCR (cash recycler). Going forward, we plan to continue to update to new technologies to enhance the customer experience and ultimately increase the efficiency of our operations. We believe such technological changes are necessary to be able to effectively compete in our marketplace. Such changes will increase expenses. In addition, we may experience delays in acquisition and implementation of new technologies, which could further increase costs and adversely impact our growth strategies.

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

Government regulations and regulatory policies may affect our ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. We intend to manage our capital position, using appropriate capital management tools, to return excess capital to our stockholders. In particular, we approved a stock repurchase program that became effective on April 2, 2015 and was extended in October 2015, and we expect to continue stock repurchases subject to market conditions and regulatory restrictions. Current Federal Reserve Board policy generally limits our ability to repurchase stock in certain circumstances and limits our ability to pay dividends and provides for prior regulatory review of capital distributions in certain circumstances.

Recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Our non-performing assets and troubled debt restructurings totaled $4.7 million at March 31, 2016. Reduction in problem assets can be slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process in New Jersey and extended workout plans with certain borrowers. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the New Jersey and New York economies.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in northern New Jersey and New York, particularly New York City. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

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

Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.

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

Federal regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan prudential and losses and other underwriting weaknesses. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. If we were to become subject to a supervisory agreement such action may negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” for a discussion of regulatory capital requirements.

New regulations could restrict our ability to originate a sufficient volume of residential mortgage loans.

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

We conduct our business at our main office, our loan offices and eleven banking centers. The following table sets forth certain information relating to these facilities as of March 31, 2016.

Location	Year Opened	Net Book Value as of March 31, 2016	Square Footage	Owned/ Leased
	(Dollars in thousands)
Main Office
1433 Van Houten Avenue	1981	$1,752	10,460	Owned

Mortgage Office
4 Brighton Road Suite 306	2012	—	4,643	Leased

Commercial Lending Office
4 Brighton Road Suite 302	2015	15	3,617	Leased

Banking Centers
Clifton:
1055 Clifton Avenue	1956	508	2,484	Owned
319 Lakeview Avenue	1970	293	3,311	Owned
646 Van Houten Avenue	1968	939	1,081	Owned
Fair Lawn:
33-11 Broadway	2009	4	2,718	Leased
Garfield:
247 Palisade Avenue	1975	869	3,130	Owned
369 Lanza Avenue	1977	842	2,174	Owned
Hoboken:
1470 Garden Street	2016	821	1,589	Leased
Lyndhurst: 401 Valley Brook Avenue	2010	9	2,800	Leased
Wallington:
55 Union Boulevard	2004	1,035	2,806	Owned
Wayne:
1158 Hamburg Turnpike	2003	—	1,617	Leased
Woodland Park:
Plaza 46 1530 US Highway 46	2010	12	3,000	Leased

Item 3.	Legal Proceedings

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

The information regarding the market for Clifton Bancorp’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in Clifton Bancorp’s 2016 Annual Report to Stockholders.

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

The following table sets forth information regarding Clifton Bancorp’s repurchases of its common stock during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1- January 31, 2016	555,000	$13.91	555,000	2,124,276
February 1- February 29, 2016 (2)	704,724	14.46	697,900	1,426,376
March 1- March 31, 2016	134,129	14.86	134,129	1,292,247

	1,393,853	$14.28	1,387,029

(1)	On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, that became effective on April 2, 2015, to acquire up to 2,731,000 shares of the Company’s outstanding common stock. On October 28, 2015, the Company announced that its Board of Directors authorized an extension of the Company’s previously announced stock repurchase plan to acquire an additional 2,569,000 shares of the Company’s outstanding common stock.
(2)	Includes 6,824 shares of forfeited restricted stock repurchased due to a participant’s discontinued employment with the Bank.

Item 6.	Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2016 Annual Report to Stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report to Stockholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Annual Report to Stockholders.

Item 8.	Financial Statements and Supplemental Data

The information regarding financial statements is incorporated herein by reference to the sections captioned “Reports of Independent Registered Public Accounting Firms” and “Consolidated Financial Statements” in the 2016 Annual Report to Stockholders.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in the 2016 Annual Report to Stockholders.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in Clifton Bancorp’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, Clifton Bancorp’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of Clifton Bancorp is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Executive Officers

The information relating to the executive officers of Clifton Bancorp in Part I, Item 1, “Business — Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference. In addition, the information relating to our Chairman and Chief Executive Officer is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in Clifton Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Disclosure of Code of Ethics

Clifton Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.0 to this Annual Report on Form 10-K.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters—Committees of the Board of Directors—Audit/Compliance Committee” in Clifton Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information regarding executive and director compensation is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters—Director Compensation for the 2015 Fiscal Year,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” respectively, in Clifton Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Clifton Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of March 31, 2016 about common stock that may be issued under the Clifton Bancorp Inc. 2015 Equity Incentive Plan. The plan was approved by Clifton Savings Bancorp’s stockholders on August 6, 2015.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column (a)) (c)
Equity compensation plans approved by stockholders	1,253,251	$13.26	791,553

Equity compensation plans not approved by stockholders	—	—	—

Total	1,253,251	$13.26	791,553

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” in Clifton Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders. The information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance — Director Independence”in Clifton Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 2 — Ratification of the Independent Registered Public Accounting Firm” in Clifton Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	The following are filed as a part of this report by means of incorporation of Clifton Bancorp’s 2016 Annual Report to Stockholders:

		•	Report of Independent Registered Public Accounting Firm

		•	Consolidated Statements of Financial Condition as of March 31, 2016 and 2015

		•	Consolidated Statements of Income for the Years Ended March 31, 2016 and 2015 and 2014

		•	Consolidated Statements of Comprehensive Income for Years Ended March 31, 2016 and 2015 and 2014

		•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended March 31, 2016 and 2015 and 2014

		•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2016 and 2015 and 2014

		•	Notes to Consolidated Financial Statements

	(2)	All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

	(3)	Exhibits

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)

3.2	Bylaws of Clifton Bancorp Inc. (2)

4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (3)

10.1	Employment Agreement by and between Clifton Bancorp Inc. and Paul M. Aguggia, as amended* (4)

10.2	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Paul M. Aguggia, as amended* (5)

10.3	Employment Agreement by and between Clifton Bancorp Inc. and Christine R. Piano* (6)

10.4	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Christine R. Piano* (7)

10.5	Employment Agreement by and between Clifton Bancorp Inc. and Stephen Hoogerhyde* (8)

10.6	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Stephen Hoogerhyde* (9)

10.7	Change in Control Agreement by and between Clifton Savings Bank and Patricia Hrotko, as amended*

10.8	Change in Control Agreement by and between Clifton Savings Bank and Michael Lesler*

10.9	Amended and Restated Clifton Savings Bank Directors’ Retirement Plan* (10)

10.10	Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan* (11)

10.11	Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan* (12)

10.12	Clifton Savings Bank Change in Control Severance Plan* (13)

10.13	Clifton Bancorp Inc. 2015 Equity Incentive Plan* (14)

13.0	Annual Report to Stockholders

14.0	Code of Ethics and Business Conduct (15)

21.0	List of Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from Clifton Bancorp’s Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(2)	Incorporated by reference to Exhibit 3.2 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on November 6, 2014.
(3)	Incorporated by reference to Exhibit 4.0 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(4)	Incorporated by reference to Exhibit 10.1 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on February 5, 2016.
(5)	Incorporated by reference to Exhibit 10.2 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on February 5, 2016.
(6)	Incorporated by reference to Exhibit 10.3 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(7)	Incorporated by reference to Exhibit 10.4 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(8)	Incorporated by reference to Exhibit 10.7 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(9)	Incorporated by reference to Exhibit 10.8 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(10)	Incorporated by reference to Exhibit 10.9 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014.
(11)	Incorporated by reference to Exhibit 10.12 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(12)	Incorporated by reference to Appendix A to Clifton Savings Bancorp, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 000-50358) filed on June 10, 2005.
(13)	Incorporated by reference to Exhibit 10.10 to Clifton Savings Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 000-50358) filed on February 5, 2009.
(14)	Incorporated by reference to Appendix A to Clifton Bancorp Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 000-50358) filed on June 26, 2015.
(15)	Incorporated by reference to Exhibit 14.0 to Clifton Bancorp Inc.’s Annual Report on Form 10-K (File No. 001-36390) filed on June 5, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON BANCORP INC.

Date: June 8, 2016	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul M. Aguggia	Chairman, President and	June 8, 2016
Paul M. Aguggia	Chief Executive Officer (principal executive officer)

/s/ Christine R. Piano	Executive Vice President,	June 8, 2016
Christine R. Piano	Chief Financial Officer and
Treasurer (principal financial and accounting officer)

/s/ John H. Peto	Director	June 8, 2016
John H. Peto

/s/ Charles J. Pivirotto	Director	June 8, 2016
Charles J. Pivirotto

/s/ Cynthia Sisco	Director	June 8, 2016
Cynthia Sisco

/s/ Joseph C. Smith	Director	June 8, 2016
Joseph C. Smith

/s/ Stephen Adzima	Director	June 8, 2016
Stephen Adzima