Form 10-Q
period 2016-06-30
Clifton Bancorp Inc.
filed 2016-08-08
CIK 1592329

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2016: 23,405,748 shares outstanding.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	June 30, 2016	March 31, 2016
ASSETS	(Unaudited)
Cash and due from banks	$10,510	$13,042
Interest-bearing deposits in other banks	19,630	18,027
Cash and Cash Equivalents	30,140	31,069
Securities available for sale, at fair value	5,422	9,591
Securities held to maturity, at cost (fair value of $344,024 at June 30, 2016 and $356,320 at March 31, 2016):	333,202	347,871
Loans receivable	831,404	784,589
Allowance for loan losses	(4,775)	(4,360)
Net Loans	826,629	780,229
Bank owned life insurance	60,531	56,162
Premises and equipment	8,066	8,081
Federal Home Loan Bank of New York stock	12,302	11,665
Interest receivable	3,224	3,112
Other assets	6,309	5,347
Total Assets	1,285,825	1,253,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	19,144	17,937
Interest bearing	700,448	676,725
Total Deposits	719,592	694,662
Advances from Federal Home Loan Bank of New York	244,000	231,500
Advance payments by borrowers for taxes and insurance	7,626	7,336
Other liabilities and accrued expenses	5,120	4,352
Total Liabilities	976,338	937,850
Commitments and Contingencies
Stockholders' Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value), 85,000,000 shares authorized; 23,576,248 issued and outstanding at June 30, 2016; 24,000,043 issued and outstanding at March 31, 2016	236	240
Paid-in capital	217,271	222,752
Deferred compensation obligation under Rabbi Trust	450	412
Retained earnings	102,773	103,120
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(10,871)	(11,184)
Accumulated other comprehensive (loss) income	(6)	172
Stock held by Rabbi Trust	(366)	(235)
Total Stockholders' Equity	309,487	315,277
Total Liabilities and Stockholders' Equity	$1,285,825	$1,253,127

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended June 30,
	2016	2015
Interest Income
Loans	$7,218	$5,984
Mortgage-backed securities	1,843	1,942
Debt securities	408	709
Other interest-earning assets	122	77
Total Interest Income	9,591	8,712
Interest Expense
Deposits	1,761	1,573
Advances	888	562
Total Interest Expense	2,649	2,135
Net Interest Income	6,942	6,577
Provision for Loan Losses	526	73
Net Interest Income after Provision for Loan Losses	6,416	6,504
Non-Interest Income
Fees and service charges	74	55
Bank owned life insurance	369	386
Gain on sale of securities	84	72
Other	—	1
Total Non-Interest Income	527	514
Non-Interest Expenses
Salaries and employee benefits	3,413	2,705
Occupancy expense of premises	417	396
Equipment	380	357
Directors' compensation	254	211
Advertising and marketing	153	57
Professional services	169	254
Federal deposit insurance premium	138	124
Other	555	411
Total Non-Interest Expenses	5,479	4,515
Income before Income Taxes	1,464	2,503
Income Taxes	448	845
Net Income	$1,016	$1,658
Net Income per Common Share
Basic	$0.04	$0.07
Diluted	$0.04	$0.07
Dividends per common share	$0.06	$0.12

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	22,774,576	25,367,118
Diluted	22,834,344	25,439,686

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2016	2015
Net income	$1,016	$1,658
Other comprehensive (loss) income:
Gross unrealized holding gain (loss) on securities available for sale, net of income taxes of $(11) and $56, respectively	15	(79)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $34 and $29, respectively (A)	(50)	(43)
Benefit plan (loss), net of income taxes of $101 and $0, respectively	(145)	—
Benefit plan amortization, net of income taxes of $0 and $(9), respectively (B)	2	12
Total other comprehensive (loss)	(178)	(110)
Total comprehensive income	$838	$1,548

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)

Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors' compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Three Months Ended June 30, 2016	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2016	24,000,043	$240	$222,752	$412	$103,120	$(11,184)	$172	$(235)	$315,277
Net income	—	—	—	—	1,016	—	—	—	1,016
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(178)	—	(178)
ESOP shares committed to be released	—	—	150	—	—	313	—	—	463
Stock option expense	—	—	76	—	—	—	—	—	76
Restricted stock awards granted	8,000	—	—	—	—	—	—	—	—
Restricted stock awards earned	—	—	317	—	—	—	—	—	317
Repurchase restricted stock awards	(27,295)	—	—	—	—	—	—	—	—
Funding of Supplemental Executive Retirement Plan	—	—	—	38	—	—	—	(131)	(93)
Repurchase common stock	(404,500)	(4)	(6,024)	—	—	—	—	—	(6,028)
Cash dividends declared ($0.06 per share)	—	—	—	—	(1,363)	—	—	—	(1,363)
Balance - June 30, 2016	23,576,248	$236	$217,271	$450	$102,773	$(10,871)	$(6)	$(366)	$309,487

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Three Months Ended June 30, 2015	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2015	27,325,847	$273	$275,341	$273	$105,032	$(12,437)	$(481)	$—	$368,001
Net income	—	—	—	—	1,658	—	—	—	1,658
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(110)	—	(110)
ESOP shares committed to be released	—	—	118	—	—	313	—	—	431
Stock option expense	—	—	4	—	—	—	—	—	4
Restricted stock awards earned	—	—	10	—	—	—	—	—	10
Repurchase restricted stock awards	(887)	—	(12)	—	—	—	—	—	(12)
Funding of Supplemental Executive Retirement Plan	—	—	—	53	—	—	—	(235)	(182)
Tax benefit from stock based compensation	—	—	129	—	—	—	—	—	129
Exercise of stock options	113,020	1	1,180	—	—	—	—	—	1,181
Repurchase common stock	(1,477,924)	(14)	(20,345)	—	—	—	—	—	(20,359)
Cash dividends declared ($0.12 per share)	—	—	—	—	(2,987)	—	—	—	(2,987)
Balance - June 30, 2015	25,960,056	$260	$256,425	$326	$103,703	$(12,124)	$(591)	$(235)	$347,764

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$1,016	$1,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	169	142
Net amortization of deferred fees and costs, premiums and discounts	214	197
Provision for loan losses	526	73
Realized gain on sale of securities available for sale	(84)	(72)
Loss on disposal of real estate owned	28	—
Loss on write-down of real estate owned	55	—
(Increase) in interest receivable	(112)	—
Deferred income tax (benefit)	(172)	(99)
(Increase) in other assets	(358)	(796)
Increase in accrued interest payable	25	8
Increase (decrease) in other liabilities	511	(169)
Income from bank owned life insurance	(369)	(386)
ESOP shares committed to be released	463	431
Restricted stock expense	317	10
Stock option expense	76	4
Income tax benefit from stock based compensation	(12)	—
(Decrease) in deferred compensation obligation under Rabbi Trust	(93)	(182)
Net Cash Provided by Operating Activities	2,200	819

Cash Flows From Investing Activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	474	5,483
Securities held to maturity	27,594	37,041
Proceeds from sale of securities available for sale	3,713	1,908
Redemptions of Federal Home Loan Bank of New York stock	2,475	—
Purchases of:
Securities held to maturity	(13,026)	(21,178)
Loans receivable	(14,238)	(12,319)
Bank owed life insurance	(4,000)	—
Premises and equipment	(154)	(84)
Federal Home Loan Bank of New York stock	(3,112)	(44)
Net (increase) in loans receivable	(33,184)	(1,569)
Net Cash (Used in) Provided by Investing Activities	$(33,458)	$9,238

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2016	2015
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$24,930	$(14,228)
Net (decrease) in short-term advances from Federal Home Loan Bank of New York	(2,500)	—
Proceeds from long-term advances from Federal Home Loan Bank of New York	15,000	—
Net increase in payments by borrowers for taxes and insurance	290	409
Repurchase restricted stock award	—	(12)
Exercise of stock options	—	1,181
Repurchase common stock	(6,028)	(20,359)
Dividends paid	(1,363)	(2,987)
Income tax benefit from stock based compensation	—	129
Net Cash Provided by (Used in) Financing Activities	30,329	(35,867)
Net (Decrease) in Cash and Cash Equivalents	(929)	(25,810)
Cash and Cash Equivalents - Beginning	31,069	49,308
Cash and Cash Equivalents - Ending	$30,140	$23,498
Supplemental Information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,624	$2,127
Income taxes paid	$1,374	$2,188
Non cash activities:
Transfer from loans receivable to real estate owned	$391	$—

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Clifton Bancorp Inc. (the “Company”), the Company’s wholly-owned subsidiary, Clifton Savings Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Botany Inc. (“Botany”). The Company’s principal business is the ownership and operation of the Bank.  Botany’s business consists solely of holding investment and mortgage-backed securities, and Botany is treated under New Jersey tax law as a New Jersey Investment Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2016, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 8, 2016.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Basic and diluted EPS have been determined based on the adjusted numbers of weighted average shares. The calculation of diluted EPS for the three months ended June 30, 2016 and 2015 includes incremental shares related to outstanding stock options of 59,768 and 72,568, respectively.  Shares issued or retired during any period are weighted for the portion of the period they were outstanding. During the three months ended June 30, 2016 and 2015, the average number of options which were antidilutive were 1,060,953 and 11,030, respectively.

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

During the three months ended June 30, 2016 and 2015, approximately 404,500 and 1,478,000 shares were repurchased, respectively, under the repurchase plan at an aggregate cost of approximately $6.0 million, or $14.90 per share, and $20.4 million, or $13.78 per share, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

At the Company’s annual meeting of stockholders held on August 6, 2015, stockholders of the Company approved the Clifton Bancorp Inc. 2015 Equity Incentive Plan (“the Plan”). Under the Plan, the Company may grant options to purchase up to 1,705,944 of Company common stock and may grant up to 682,377 shares of common stock as restricted stock awards.

On September 2, 2015, 511,784 shares of restricted stock were awarded, with a grant date fair value of $13.84 per share. To fund the grants of restricted common stock, the Company issued 511,784 shares from authorized shares. All shares of restricted stock granted on this date vest in equal installments over a five-year period beginning one year from the date of grant.

On April 6, 2016, 8,000 shares of restricted stock were awarded, with a grant date fair value of $14.89 per share. To fund the grants of restricted common stock, the Company issued 8,000 shares from authorized shares. All shares of restricted stock granted on this date vest one year from the date of grant.

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended June 30, 2016 and 2015, $317,000 and $10,000, respectively, in expense was recognized in regard to these restricted stock awards. The Company recognized approximately $130,000 and $4,000 of income tax benefits resulting from this expense for three months ended June 30, 2016 and 2015, respectively. The expected future compensation expense relating to the 487,067 non-vested restricted shares outstanding at June 30, 2016 is $5.6 million over a weighted average period of 4.1 years.

The following is summary of the status of the Company’s non-vested restricted shares:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2015	7,628	$10.02
Granted	511,784	13.84
Vested	(6,226)	9.27
Forfeited	(6,824)	13.84
Non-vested at March 31, 2016	506,362	13.84
Granted	8,000	14.89
Forfeited	(27,295)	13.84
Non-vested at June 30, 2016	487,067	13.86

Under the 2015 Equity Incentive Plan, on September 2, 2015, stock options to purchase 1,108,868 shares of Company common stock were awarded, with a grant date fair value of $1.63 per share and an expiration date of September 2, 2025. All of these stock options granted vest in equal installments over a five-year period beginning one year from the date of grant. Stock options were granted at an exercise price of $13.84 equal to the fair value of the Company’s common stock on the grant date based on quoted market prices. The fair value of the stock options of $1.63 was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.92%, volatility of 12.50% and a dividend yield of 1.73%.

Under the 2015 Equity Incentive Plan, on April 6, 2016, stock options to purchase 10,000 shares of Company common stock were awarded, with a grant date fair value of $1.79 per share and an expiration date of April 6, 2026. All of these stock options granted vest one year from the date of grant. Stock options were granted at an exercise price of $14.89 equal to the fair value of the Company’s common stock on the grant date based on quoted market prices. The fair value of the stock options was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 5.5 years, risk-free rate of return of 1.28%, volatility of 14.92% and a dividend yield of 1.61%.

The expected option life was estimated as the mid-point between the vesting period and ten year life of the options. The risk-free rate of return was based on the rate on the grant date of a U.S. Treasury Note with a term equal to the expected option life. Expected volatility was based on the historical stock price activity of the Company over the year prior to the grant date. The dividend rate was based on the cash dividends paid by the Company over the year prior to the grant date on its common stock.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended June 30, 2016 and 2015, $76,000 and $4,000, respectively, in stock option expense was recorded net of income tax benefits of $21,000 and $1,000 respectively. The expected future compensation expense relating to the 1,195,013 non-vested options outstanding at June 30, 2016 is $1.4 million over the weighted average period of 4.1 years.

A summary of stock option activity follows:

	Number of Stock Options	Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2015	345,174	$9.03 - $13.32	$9.93	2.79 Years	1,444,950
Granted	1,108,868	13.84	13.84
Exercised	(183,731)	9.03 - 10.46	10.45		632,424
Forfeited	(17,060)	13.84	13.84
Outstanding at March 31, 2016	1,253,251	9.03 - 13.84	13.26	8.78 Years	2,333,383
Granted	10,000	14.89	14.89
Forfeited	(68,238)	13.84	13.84
Outstanding at June 30, 2016	1,195,013	9.03 - 14.89	13.24	8.51 Years	2,188,588

Exercisable at June 30, 2016	152,619	9.03 - 13.32	9.09	3.98 Years	912,355

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three months ended June 30,
	2016	2015
	(In Thousands)
Service cost	$23	$44
Interest cost	20	31
Amortization of unrecognized (gain) loss	(1)	12
Amortization of past service cost	3	9
Settlement charge	37	—
Net periodic benefit cost	$82	$96

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$5,349	$73	$—	$5,422
Total available for sale securities	$5,349	$73	$—	$5,422

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$9,460	$131	$—	$9,591
Total available for sale securities	$9,460	$131	$—	$9,591

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$24,950	$109	$—	$25,059
Corporate bonds	35,032	758	—	35,790
Municipal bonds	8,196	160	—	8,356
	68,178	1,027	—	69,205
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	56,217	1,927	—	58,144
Federal National Mortgage Association	195,895	7,219	81	203,033
Government National Mortgage Association	12,912	750	20	13,642
	265,024	9,896	101	274,819
Total held to maturity securities	$333,202	$10,923	$101	$344,024

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$29,941	$75	$21	$29,995
Corporate bonds	45,037	685	7	45,715
Municipal bonds	5,335	119	1	5,453
	80,313	879	29	81,163
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	53,004	1,494	45	54,453
Federal National Mortgage Association	200,672	5,661	235	206,098
Government National Mortgage Association	13,882	754	30	14,606
	267,558	7,909	310	275,157
Total held to maturity securities	$347,871	$8,788	$339	$356,320

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	June 30, 2016
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after five through ten years	$1,578	$1,590
Due after ten years	3,771	3,832
Total available for sale securities	$5,349	$5,422

Held to maturity:
Debt securities:
Due less than one year	$23,521	$23,547
Due after one through five years	22,249	22,420
Due after five through ten years	21,900	22,695
Due after ten years	508	543
	68,178	69,205
Mortgage-backed securities:
Due after one through five years	15,012	15,189
Due after five through ten years	75,695	78,362
Due after ten years	174,317	181,268
	265,024	274,819
Total held to maturity securities	$333,202	$344,024

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at June 30 and March 31, 2016 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
June 30, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$—	$—	$8,117	$81	$8,117	$81
Government National Mortgage Association	—	—	1,247	20	1,247	20
Total held to maturity securities	$—	$—	$9,364	$101	$9,364	$101

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$4,979	$21	$—	$—	$4,979	$21
Corporate bonds	4,993	7	—	—	4,993	7
Municipal bonds	787	1	—	—	787	1
	10,759	29	—	—	10,759	29
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	3,925	45	3,925	45
Federal National Mortgage Association	2,116	9	15,913	226	18,029	235
Government National Mortgage Association	—	—	1,246	30	1,246	30
	2,116	9	21,084	301	23,200	310
Total held to maturity securities	$12,875	$38	$21,084	$301	$33,959	$339

Management does not believe that any of the unrealized losses at June 30, 2016 (two corporate bonds and three municipal bonds included in debt securities with an unrealized loss totaling less than $1,000, and four FNMA mortgage-backed securities and one GNMA mortgage-backed security) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

During the three months ended June 30, 2016 and 2015, the proceeds from sales of securities available for sale totaled $3.7 million and $1.9 million, respectively, resulting in gross realized gains of $84,000 and $72,000, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	June 30,	March 31,
	2016	2016
	(In Thousands)
Real estate:
One- to four-family	$614,475	$617,694
Multi-family	86,156	56,244
Commercial	116,591	97,379
	817,222	771,317
Commercial lines of credit	1,070	201
Consumer:
Second mortgage	6,096	6,173
Passbook or certificate	619	600
Equity lines of credit	3,300	3,164
Other loans	70	70
	10,085	10,007
Total Loans	828,377	781,525
Net purchase premiums, discounts, and deferred loan costs	3,027	3,064
Total Loans, Net	$831,404	$784,589

The allowance for loan losses consists of general and unallocated components. For loans that are classified as impaired, a valuation allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component of the allowance covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one- to four-family real estate, construction real estate, second mortgage loans, home equity lines of credit and passbook loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors to reflect current conditions. The qualitative risk factors include:

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

Commercial Lines of Credit:

Commercial lines of credit consist of a commercial line of credit that is either secured by commercial real estate or is unsecured. Commercial lines of credit are generally considered to involve a higher degree of risk of loss due to the concentration of principal in a limited number of loans and/or borrowers and the effects of general economic conditions on the business and/or the value of the underlying properties. Commercial lines of credit generally have shorter terms and higher interest rates than other forms of lending.

Consumer:

1. Second Mortgage and Equity Lines of Credit - consists of one- to four-family loans secured by first, second or third liens (when the Bank has the two other lien positions). These loans are affected by the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The credit risk is considered slightly higher than one- to four-family first lien loans as these loans are also dependent on the value of underlying properties, but in many instances, have the added risk of a subordinate collateral position.

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

The change in the allowance for loan losses for the three months ended June 30, 2016 and 2015 is as follows:

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial Lines of Credit	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2016:
Total allowance for loan losses	$2,922	$505	$865	$2	$44	$—	$22	$4,360
Charge-offs	(112)	—	—	—	—	—	—	(112)
Recoveries	1	—	—	—	—	—	—	1
Provision charged to operations	91	269	171	9	(9)	—	(5)	526
At June 30, 2016:
Total allowance for loan losses	$2,902	$774	$1,036	$11	$35	$—	$17	$4,775

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2015:
Total allowance for loan losses	$2,704	$350	$353	$1	$42	$—	$25	$3,475
Charge-offs	(26)	—	—	—	—	—	—	(26)
Recoveries	3	—	—	—	—	—	—	3
Provision charged to operations	143	(50)	(25)	—	3	—	2	73
At June 30, 2015:
Total allowance for loan losses	$2,824	$300	$328	$1	$45	$—	$27	$3,525

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at June 30 and March 31, 2016.

June 30, 2016	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial Lines of Credit	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,902	774	1,036	11	35	—	17	4,775
Total	$2,902	$774	$1,036	$11	$35	$—	$17	$4,775
Loans:
Individually evaluated for impairment	$1,380	$196	$185	$—	$12	$—	$—	$1,773
Collectively evaluated for impairment	613,095	85,960	116,406	1,070	9,384	689	—	826,604
Total	$614,475	$86,156	$116,591	$1,070	$9,396	$689	$—	$828,377

March 31, 2016	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial Lines of Credit	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,922	505	865	2	44	—	22	4,360
Total	$2,922	$505	$865	$2	$44	$—	$22	$4,360
Loans:
Individually evaluated for impairment	$1,221	$197	$186	$—	$12	$—	$—	$1,616
Collectively evaluated for impairment	616,473	56,047	97,193	201	9,325	670	—	779,909
Total	$617,694	$56,244	$97,379	$201	$9,337	$670	$—	$781,525

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of classified loan balances are as follows at June 30 and March 31, 2016:

June 30, 2016	One-to Four -Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Commercial Lines of Credit	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$610,645	$86,156	$116,406	$1,070	$9,396	$689	$824,362
Classified:
Special mention	374	—	—	—	—	—	374
Substandard	3,456	—	185	—	—	—	3,641
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$614,475	$86,156	$116,591	$1,070	$9,396	$689	$828,377

March 31, 2016	One-to Four -Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Commercial Lines of Credit	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$613,559	$56,244	$97,193	$201	$9,277	$670	$777,144
Classified:
Special mention	639	—	—	—	—	—	639
Substandard	3,496	—	186	—	60	—	3,742
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$617,694	$56,244	$97,379	$201	$9,337	$670	$781,525

The following table provides information with respect to the Bank’s nonaccrual loans at June 30 and March 31, 2016. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six consecutive months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	June 30, 2016	March 31, 2016
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$2,929	$3,412
Commercial	185	186
Consumer and other loans:
Second mortgage	—	60
Total nonaccrual loans	$3,114	$3,658

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in the Bank’s loan portfolio at June 30 and March 31, 2016.

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
June 30, 2016	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$3,587	$246	$2,476	$6,309	$608,166	$614,475
Multi-family	—	—	—	—	86,156	86,156
Commercial	—	—	185	185	116,406	116,591
Commercial lines of credit	—	—	—	—	1,070	1,070
Consumer and other loans:
Second mortgage and equity lines of credit	51	—	—	51	9,345	9,396
Passbook or certificate and other loans	—	3	—	3	686	689
Total	$3,638	$249	$2,661	$6,548	$821,829	$828,377

There were no loans that are past due greater than 90 days that were accruing as of June 30 and March 31, 2016.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure on an in-substance repossession. As of June 30, 2016, we hold three foreclosed residential real estate properties with a carrying value of $367,000 as a result of obtaining physical possession. In addition, as of June 30, 2016, we have four residential mortgage loans with a carrying value of $1.1 million collateralized by residential real estate property for which formal foreclosure proceedings are in process.

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

Impaired loans, none of which had a related allowance at or for the three months ending June 30, 2016 and 2015, and at or for the year ended March 31, 2016, were as follows:

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended June 30, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,380	$1,702	$1,295	$10
Multi-family	196	220	197	3
Commercial	185	185	185	2
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$1,773	$2,119	$1,689	$15

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended June 30, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,088	$1,260	$1,005	$7
Multi-family	776	801	779	15
Commercial	436	436	437	4
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$2,312	$2,509	$2,233	$26

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Year Ended March 31, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,221	$1,412	$1,091	$41
Multi-family	197	222	683	46
Commercial	186	186	285	30
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$1,616	$1,832	$2,071	$118

The recorded investment in loans modified in a troubled debt restructuring totaled $1.4 million and $994,000, respectively, at June 30 and March 31, 2016, of which $195,000 and $0, respectively, were 90 days or more past due, and $17,000 and $213,000, respectively, were 30 to 59 days past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at June 30 and March 31, 2016. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

The following table presents troubled debt restructurings by class during the period indicated.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
		(Dollar In Thousands)
Three Months Ended June 30, 2016
One- to Four-Family Real Estate	2	$468	$411	$—
Three Months Ended June 30, 2015
One- to Four-Family Real Estate	1	$86	$99	$—

There were no defaults that occurred within twelve months of restructuring during the three months ended June 30, 2016 and 2015.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30 and March 31, 2016 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
June 30, 2016
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$5,422	$—	$5,422	$—
Total securities available for sale	$5,422	$—	$5,422	$—

March 31, 2016:
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$9,591	$—	$9,591	$—
Total securities available for sale	$9,591	$—	$9,591	$—

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30 and March 31, 2016 are as follow:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
June 30, 2016
Impaired loans	$33	$—	$—	$33
Real estate owned	56	—	—	56
March 31, 2016
Impaired loans	$364	$—	$—	$364

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30 and March 31, 2016.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
	(Dollars in Thousand)
June 30, 2016
Impaired Loans	$33	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)
Real estate owned	56	Market valuation of property (1)	Selling costs (2)	7% (7%)
March 31, 2016
Impaired Loans	$364	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)

(1)	Fair value is based on third party appraisals.
(2)	Includes estimated costs to sell.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30 and March 31, 2016:

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

Deposits (Carried at Cost)

The fair value of non-interest-bearing demand, interest-bearing demand, and Savings and Club accounts is the amount payable on demand at the reporting date. For fixed-maturity certificates of deposit, fair value is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

As of June 30 and March 31, 2016, the fair value of the commitments to extend credit were not considered to be material.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
June 30, 2016	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$30,140	$30,140	$30,140	$—	$—
Securities available for sale	5,422	5,422	—	5,422	—
Securities held to maturity	333,202	344,024	—	344,024	—
Net loans receivable	826,629	833,563	—	—	833,563
Federal Home Loan Bank of New York stock	12,302	12,302	—	12,302	—
Interest receivable	3,224	3,224	—	3,224	—
Financial liabilities:
Deposits	719,592	726,081	—	726,081	—
FHLB advances	244,000	247,066	—	247,066	—
Interest payable	428	428	—	428	—

			(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
March 31, 2016	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,069	$31,069	$31,069	$—	$—
Securities available for sale	9,591	9,591	—	9,591	—
Securities held to maturity	347,871	356,320	—	356,320	—
Net loans receivable	780,229	781,820	—	—	781,820
Federal Home Loan Bank of New York stock	11,665	11,665	—	11,665	—
Interest receivable	3,112	3,112	—	3,112	—
Financial liabilities:
Deposits	694,662	700,372	—	700,372	—
FHLB advances	231,500	234,470	—	234,470	—
Interest payable	403	403	—	403	—

8. RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 by the FASB and as IFRS 152 by the IASB, and amended by ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The goals of the revenue recognition project are to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements while also providing “a more robust framework for addressing revenue issues.” The boards believe that the standard will improve the consistency of requirements, comparability of revenue recognition practices, and usefulness of disclosures. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard effective April 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RECENT ACCOUNTING PRONOUNCEMENTS (CONT’D)

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease.  New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. For a public entity, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the standard’s impact, and the adoption of this standard, effective April 1, 2019, is not expected to have a material impact on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The amendment simplifies several aspects of the accounting for employee share-based payment transactions including the following: Accounting for income taxes; Classification of excess tax benefits on the statement of cash flow; Forfeitures; Statutory tax withholding requirements; Classification of awards as either equity or liabilities; Classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The ASU is aimed at reducing the cost and complexity of accounting for share-based payments, that will likely result in significant changes to net income and earnings per share, including the effect of the exclusion of windfall tax benefits from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method. For a public entity, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has adopted the standard effective April 1, 2016 on a prospective basis. Prior periods have not been retrospectively adjusted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The ASU also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. For a public entity, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. While the standard’s ultimate impact on the Company’s financial statements remains unknown today, we are preparing to implement this standard on April 1, 2020.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, and for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II - “Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 under Part I - “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Overview of Financial Condition and Results of Operations

The Company’s results of operations depend primarily on its net interest income, which is a function of the interest rate environment.  Net interest income is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. It is a function of the average balances of loans and securities versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and securities and the costs of those deposits and borrowed funds.

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans, which comprised 26.3% and 64.3%, respectively, of total assets at June 30, 2016, as compared to 28.5% and 62.3%, respectively, of total assets at March 31, 2016. Cash and cash equivalents decreased to 2.3% of total assets at June 30, 2016, as compared to 2.5% at March 31, 2016. The Company’s mortgage-backed securities portfolio at June 30, 2016 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 37% U.S. government-sponsored or guaranteed enterprises, 51% corporate bonds and 12% municipal bonds.

Interest-bearing liabilities consist of deposits, and borrowings from the Federal Home Loan Bank of New York (the “FHLB”).  Deposits increased $24.9 million, or 3.6%, between March 31, 2016 and June 30, 2016. Borrowed funds increased $12.5 million, or 5.4%, which resulted from new borrowings of $80.0 million partially offset by repaid borrowings of $67.5 million. The balance at June 30, 2016 was $244.0 million, up from $231.5 million at March 31, 2016.

Net interest income increased $365,000, or 5.6%, during the three months ended June 30, 2016, when compared with the same 2015 period. This increase in net interest income was mostly due to a $879,000 increase in total interest income. Average interest-earning assets increased $89.4 million, or 8.2%, compared with the same 2015 period, while average interest-bearing liabilities increased $136.0 million, or 17.3%, when compared with the same 2015 period. The $46.6 million decrease in average net interest-earning assets was mainly attributable to decreases of $5.6 million in the average balance of mortgage-backed securities, $55.9 million in the average balance of investment securities, and $3.2 million in the average balance of other interest-earning assets, coupled with an increase of $123.4 million in the average balance of FHLB advances and $12.6 million in average interest bearing deposits, partially offset by an increase of $154.2 million in the average balance of loans.

The net interest rate spread was unchanged at 2.11% for the three months ended June 30, 2016 when compared with the same 2015 period. The increase of 6 basis points in the cost of interest-bearing liabilities was totally offset by the increase of 6 basis points in the yield on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended June 30, 2016, non-interest income increased $13,000, or 2.5%, as compared to the comparable period in 2015. Provision for loan losses increased $453,000, or 620.6%, and non-interest expenses increased $964,000, or 21.4%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Assets at June 30, 2016 totaled $1.29 billion, which represents an increase of $32.7 million, or 2.6%, as compared with $1.25 billion at March 31, 2016. The increase in total assets was primarily due to an increase of $46.4 million in net loans.

Cash and cash equivalents decreased $929,000, or 3.0%, to $30.1 million at June 30, 2016 as compared to $31.1 million at March 31, 2016.

Securities available for sale at June 30, 2016 decreased $4.2 million, or 43.5%, to $5.4 million from $9.6 million at March 31, 2016, resulting primarily from principal repayments of $474,000, $3.7 million in proceeds from the sale of a security, and a decrease of $58,000 in the unrealized gain on the portfolio.

Securities held to maturity at June 30, 2016 decreased $14.6 million, or 4.2%, to $333.2 million from $347.9 million at March 31, 2016, resulting primarily from maturities, calls and repayments totaling $27.6 million, partially offset by purchases of securities totaling $13.0 million.

Net loans at June 30, 2016 increased $46.4 million, or 6.0%, to $826.6 million when compared with $780.2 million at March 31, 2016.  The increase in the loan portfolio was in multi-family and commercial loans which increased $49.1 million or 32.0%. Repayment levels remained relatively stable during the three months ended June 30, 2016.

Total liabilities increased $38.5 million, or 4.1%, to $976.3 million at June 30, 2016 from $937.9 million at March 31, 2016.  Deposits at June 30, 2016 increased $24.9 million, or 3.6%, to $719.6 million when compared with $694.7 million at March 31, 2016. From March 31, 2016 to June 30, 2016, borrowed funds increased $12.5 million to $244.0 million with an outstanding weighted average interest rate of 1.53% at June 30, 2016.

Total stockholders’ equity decreased $5.8 million, or 1.8%, to $309.5 million at June 30, 2016 from $315.3 million at March 31, 2016. The decrease resulted primarily from cash dividends paid of $1.4 million and repurchases of common stock of $6.0 million, partially offset by net income of $1.0 million.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015 (Cont’d.)

	Three Months Ended June 30,
	2016				2015
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$800,628		$7,218	3.61%	$646,459		$5,984	3.70%
Mortgage-backed securities	273,455		1,843	2.70%	279,074		1,942	2.78%
Investment securities	72,466		408	2.25%	128,390		709	2.21%
Other interest-earning assets	31,010		122	1.57%	34,236		77	0.90%
Total interest-earning assets	1,177,559		9,591	3.26%	1,088,159		8,712	3.20%
Non-interest-earning assets	86,754				81,378
Total assets	$1,264,313				$1,169,537
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$53,322		14	0.11%	$54,037		15	0.11%
Savings and Club accounts	163,708		127	0.31%	141,798		58	0.16%
Certificates of deposit	473,847		1,620	1.37%	482,464		1,500	1.24%
Total interest-bearing deposits	690,877		1,761	1.02%	678,299		1,573	0.93%
FHLB Advances	230,875		888	1.54%	107,500		562	2.09%
Total interest-bearing liabilities	921,752		2,649	1.15%	785,799		2,135	1.09%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	18,834				13,556
Other non-interest-bearing liabilities	10,500				11,699
Total non-interest-bearing liabilities	29,334				25,255
Total liabilities	951,086				811,054
Stockholders' equity	313,227				358,483
Total liabilities and stockholders' equity	$1,264,313				$1,169,537
Net interest income			$6,942				$6,577
Interest rate spread				2.11%				2.11%
Net interest margin				2.36%				2.42%
Average interest-earning assets to average interest-bearing liabilities	1.28	x			1.38	x

Net income decreased $642,000, or 38.7%, to $1.02 million for the three months ended June 30, 2016 compared with $1.69 million for the same 2015 period. The decrease in net income resulted primarily from increases of $964,000, or 21.4%, in non-interest expenses and $453,000, or 620.6%, in provision for loan losses, partially offset by increases of $365,000, or 5.6%, in net interest income and $13,000, or 2.5%, in non-interest income, as well as a decrease of $397,000, or 47.0%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015 (Cont’d.)

Interest income on loans increased by $1.2 million, or 20.6%, to $7.22 million during the three months ended June 30, 2016, when compared with $5.98 million for the same 2015 period. The increase mainly resulted from an increase of $154.2 million, or 23.8%, in the average balance when compared to the same period in 2015, partially offset by a decrease of 9 basis points in the yield earned on the loan portfolio, to 3.61% from 3.70%. Interest income on mortgage-backed securities decreased $99,000, or 5.1%, to $1.84 million during the three months ended June 30, 2016, when compared with $1.94 million for the same 2015 period. The decrease during the 2016 period resulted from a decrease of 8 basis points in the yield earned on mortgage-backed securities to 2.70% from 2.78%, coupled with a decrease of $5.6 million, or 2.0%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $301,000, or 42.5%, to $408,000 during the three months ended June 30, 2016, when compared to $709,000 during the same 2015 period, due to a decrease in the average balance of $55.9 million, or 43.6%, partially offset by a 4 basis point increase in the yield earned to 2.25% from 2.21%. Interest earned on other interest-earning assets increased by $45,000, or 58.4%, to $122,000 during the three months ended June 30, 2016, when compared to $77,000 during the same 2015 period. The increase was due to a 67 basis point increase in the yield to 1.57% from 0.90%, partially offset by a decrease of $3.2 million, or 9.4%, in the average balance of these assets.  The decrease in the yields on loans and mortgage-backed securities was the result of continued overall lower market interest rates, while the yield on investments increased as lower yielding securities matured or were called. The yield on other interest-earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits increased $188,000, or 12.0%, to $1.76 million during the three months ended June 30, 2016, when compared to $1.57 million during the same 2015 period. The increase was primarily attributable to an increase of $12.6 million, or 1.9%, in the average balance of interest-bearing deposits, partially offset by a 9 basis points increase in the cost of interest-bearing deposits to 1.02% from 0.93%. Interest expense on borrowed money increased approximately $326,000, or 58.0%, to $888,000 during the three months ended June 30, 2016 when compared with $562,000 during the same 2015 period. The increase was primarily attributable to an increase of $123.4 million, or 114.8%, in the average balance of borrowings, partially offset by a 55 basis point decrease in the cost of borrowings to 1.54% from 2.09%. The $136.0 million increase in average interest-bearing liabilities was due to an increase of $12.6 million in interest-bearing deposits coupled with an increase of $123.4 million in the average balance of borrowings. Net interest income increased $365,000, or 5.6%, during the three months ended June 30, 2016, to $6.9 million when compared to $6.6 million for the same 2015 period. The net interest rate spread was 2.11% in both periods, due to a 6 basis point increase in the cost of interest-bearing liabilities, which totally offset a 6 basis point increase in the yield earned on interest-earning assets.

The provision for loan losses increased $453,000, or 620.6%, to $526,000 for the three months ended June 30, 2016 as compared to $73,000 for the same period in 2015. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At June 30, 2016 and 2015, the Bank’s non-accrual loans totaled $3.1 million and $5.3 million, respectively, representing 0.38% and 0.81%, respectively, of total gross loans, and 0.24% and 0.46%, respectively, of total assets. At March 31, 2016, nonaccrual loans totaled $3.7 million, or 0.47% and 0.29% of total gross loans and total assets, respectively. During the three months ended June 30, 2016, $111,000 in net charge-offs was recorded on a one- to four-family residential real estate loan. During the three months ended June 30, 2015, the Bank recorded $23,000 in net charge-offs on three one- to four-family residential real estate loans. At June 30, 2016, non-accrual loans consisted of fourteen loans secured by one- to four-family residential real estate and one loan secured by commercial real estate, while at June 30, 2015 non-accrual loans consisted of twenty-two loans secured by one- to four-family residential real estate, two loans secured by commercial real estate, one loan secured by multi-family real estate, one second mortgage loan secured by one- to four-family residential real estate and one second mortgage loan secured by commercial real estate. Included in non-accrual loans at June 30, 2016 are five loans totaling $569,000 that were current or less than ninety days delinquent. At June 30, 2015, there were ten loans totaling $2.0 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.8 million, $1.6 million and $2.3 million at June 30, 2016, March 31, 2016 and June 30, 2015, respectively. The allowance for loan losses amounted to $4.78 million, $4.36 million, and $3.53 million, respectively, at June 30, 2016, March 31, 2016, and June 30, 2015, representing 0.58%, 0.56%, and 0.54% of total gross loans, respectively.

Non-interest income increased $13,000, or 2.5%, to $527,000 for the three months ended June 30, 2016 as compared to $514,000 for the three months ended June 30, 2015.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015 (Cont’d.)

Non-interest expenses increased $964,000, or 21.4%, to $5.48 million for the three months ended June 30, 2016, as compared to $4.52 million for the three months ended June 30, 2015. The increase was driven by increases of $708,000, or 26.2%, in salaries and employee benefits, $43,000, or 20.4%, in directors’ compensation, $96,000, or 168.4%, in advertising and marketing, and $144,000, or 35.0%, in other expenses. The increase in salaries and employee benefits includes the addition of a chief operating officer, and business development, compliance, lending and Hoboken Banking Center personnel, as well as typical annual increases in compensation and benefits expenses, employee stock ownership plan expense due to an increase in the price of the Company’s common stock, and the expense related to the granting of equity awards under the Company’s 2015 Equity Incentive Plan.  The increase in directors’ compensation was due to the expense related to the granting of equity awards under the Company’s 2015 Equity Incentive Plan, and a settlement charge related to the directors’ retirement plan. The increase in advertising and marketing expenses was mainly related to the Hoboken Banking Center opening, while the increase in other expenses includes foreclosure and real estate owned related expenses. Professional services decreased due to a decrease in legal fees.

Income taxes totaled $448,000 and $845,000 during the three months ended June 30, 2016 and 2015, respectively. The decrease of $397,000, or 47.0%, resulted from lower pre-tax income, coupled with a decrease in the effective income tax rate. The overall effective income tax rate was 30.6% for the 2016 period compared with 33.8% for the 2015 period. The reduced effective tax rate is attributable to the increased investment in bank owned life insurance and the tax benefit resulting from the adoption of ASU 2016-09, which amends the treatment for accounting for income taxes on certain employee share-based payment transactions.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $35.6 million, or 2.8% of total assets at June 30, 2016, as compared to $40.7 million, or 3.2% of total assets at March 31, 2016. The Company’s liquidity is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its shareholders. The Company also has consistently repurchased shares of its common stock. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (the “OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. On a stand-alone basis, at June 30, 2016, the Company had liquid assets of $53.6 million, which included $48.2 million in cash and cash equivalents and $5.4 million in securities available for sale.

Cash was generated by operating and financing activities and used by investing activities during the three months ended June 30, 2016. The primary sources of cash were net income, an increase in deposits, an increase in borrowings, and proceeds from principal repayments, maturities and calls of securities and principal repayments on loans. The primary uses of funds were purchases of securities and loans, net loan originations, and the repurchase of common stock. Dividends declared and paid totaled $1.4 million during the three months ended June 30, 2016.

The Company’s primary investing activities are the origination, participation, and purchase of loans, and the purchase of securities. Net loans amounted to $826.6 million and $780.2 million at June 30, 2016 and March 31, 2016, respectively. Securities, including available for sale and held to maturity issues, totaled $338.6 million and $357.5 million at June 30, 2016 and March 31, 2016, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their assets as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At June 30, 2016, advances from the FHLB amounted to $244.0 million at a weighted average rate of 1.53%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $58.0 million at two large financial institutions under established, unsecured, overnight lines of credit at a daily adjustable interest rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2016, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $12.0 million which included $5.4 million for fixed rate loans and $6.6 million for adjustable rate loans.

At June 30, 2016, the Bank also had outstanding commitments to purchase one- to four-family mortgage loans totaling approximately $5.7 million, which included $1.7 million for adjustable rate loans and $4.0 million for fixed rate loans.

In addition, at June 30, 2016, the Bank had outstanding commitments to originate adjustable rate multi-family real estate loans of $39.4 million and commitments to originate commercial real estate loans of $33.9 million which included $5.3 million for fixed rate loans and $28.6 million for adjustable rate loans.

At June 30, 2016, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.9 million. In addition, there were unused funds from commercial lines of credit of $1.4 million at rates that adjust to the Wall Street Journal Prime Rate. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At June 30, 2016, the Bank also had commitments to originate $5.3 million in adjustable rate commercial lines of credit, and a commitment of $200,000 to originate a fixed rate commercial term loan.

Certificates of deposit due within one year at June 30, 2016 totaled $215.5 million, or 44.9% of total certificates of deposit. Management believes that, based on past experience and the Bank’s deposit history, a significant portion of such deposits will remain with the Bank.  FHLB advances due within one year at June 30, 2016 totaled $116.5 million.

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Bank.

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition, the implementation of the new rule had no material impact on the Bank’s regulatory capital level or ratios. The new rule establishes limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rule has a capital conservation buffer requirement that phased in beginning January 1, 2016 at 0.625% percent of risk-weighted assets and increases each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019, when the full capital conservation buffer requirement will be effective. Management believes, as of June 30, 2016 that the Company and the Bank met all capital adequacy requirements to which it was subject.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Company’s and the Bank’s capital position at June 30 and March 31, 2016, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy Plus Capital Conservation Buffer		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar In Thousands)
June 30, 2016:
Total risk-based capital (to risk-weighted assets)
Bank	$248,503	35.08%	$61,091	8.625%	$70,830	10.00%
Company	309,494	44.29	61,204	8.625	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	243,728	34.41	46,925	6.625	56,664	8.00
Company	309,487	43.62	47,012	6.625	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	243,728	34.41	36,300	5.125	46,040	6.50
Company	309,487	43.62	36,367	5.125	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	243,728	19.40	50,259	4.000	62,823	5.00
Company	309,487	24.45	50,641	4.000	N/A	N/A
March 31, 2016:
Total risk-based capital (to risk-weighted assets)
Bank	$246,063	37.23%	$57,006	8.625%	$66,093	10.00%
Company	319,465	48.18	57,184	8.625	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	241,703	36.57	43,787	6.625	52,875	8.00
Company	315,105	47.53	43,924	6.625	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	241,703	36.57	33,873	5.125	42,961	6.50
Company	315,105	47.53	33,979	5.125	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	241,703	20.18	47,916	4.000	59,895	5.00
Company	315,105	26.08	48,329	4.000	N/A	N/A

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of the Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of mortgage loans, and investment and mortgage-backed securities that have longer maturities than the Bank’s liabilities, which consist primarily of deposits. As a result, a principal part of the Bank’s business strategy is to manage interest rate risk and reduce the exposure of net interest income to change in market interest rates. Accordingly, our Board of Directors, through its Enterprise Risk Management Committee, has established an Asset/Liability Management Committee that is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and one outside director, operates under a policy adopted by the Board of Directors, and meets as needed to review the Bank’s asset/liability policies and interest rate risk position.

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

The net interest income analysis uses data derived from asset and liability analyses and applies several additional elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. In addition, the model uses consistent parallel yield curve ramps (in both directions) to determine possible changes in net interest income if the theoretical yield curve ramps occurred gradually. Net interest income analysis also adjusts the asset and liability repricing analyses based on changes in prepayment rates resulting from the parallel yield curve shifts.

The asset and liability analyses determine the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). These asset and liability analyses include expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. These analyses identify mismatches in the timing of asset and liability repricing but do not necessarily provide an accurate indicator of interest rate risk because the assumptions used may not reflect the actual response to market changes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

The table below sets forth, as of March 31, 2016, the most recent date the Bank’s interest rate risk was measured, the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. Given the current economic environment, the Bank expects that these changes as of June 30, 2016 will not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any assets of Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We estimate changes in NPV or net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
					(Decrease) in
		Estimated Increase		Estimated	Estimated Net
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)
+200 bp	$197,876	$(51,504)	(20.65)%	$26,969	$(1,245)	(4.41)%
0	249,380	—	—	28,214	—	—
(100)	256,839	7,459	2.99	27,994	(220)	(0.78)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one-year period at all maturities.

The table set forth above indicates that at March 31, 2016, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 20.7% decrease in NPV and a $1.2 million, or 4.4%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 3.0% increase in NPV and a $220,000, or 0.8%, decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV and net interest income table presented above assumes the composition of the Bank’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes in interest rates such as changing the mix of assets and liabilities, which could change the results of the NPV and net interest income calculations. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of the Bank’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on the Bank’s NPV and net interest income and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, as filed with the SEC on June 8, 2016, which could materially affect our business, financial condition and/or operating results.  As of June 30, 2016, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended June 30, 2016.
(b)	Use of Proceeds. Not applicable.
(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2016.

				Total Number	Maximum
				of Shares	Number of Shares
	Total			Purchased as	That May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plan	the Plans or
Period	Purchased		Per Share	or Programs (1)	Programs (1)

April 1 - April 30, 2016	23,100		$14.88	23,100	1,269,147
May 1 - May 31, 2016	161,295	(2)	14.69	134,000	1,135,147
June 1 - June 30, 2016	247,400		14.93	247,400	887,747
Total	431,795		$14.84	404,500
__________________________________________

(1)

On March 11, 2015, the Company announced that its Board of Directors authorized a stock repurchase plan, that became effective on April 2, 2015, to acquire up to 2,731,000 shares of the Company's outstanding common stock. On October 28, 2015, the Company announced that its Board of Directors authorized an extension of the Company’s previously announced stock repurchase plan to acquire an additional 2,569,000 shares of the Company’s outstanding common stock.

(2)	Includes 27,295 shares of forfeited restricted stock repurchased due to a participant’s retirement from the Bank.
ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)
3.2	Bylaws of Clifton Bancorp Inc. (2)
4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (3)
10.0	Clifton Savings Bank 2017 Performance Incentive Compensation Plan*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*Management contract or compensation plan arrangement.

(1)	Incorporated by reference to Exhibit 3.1 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(2)	Incorporated by reference to Exhibit 3.2 to Clifton Bancorp Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on November 6, 2014.
(3)	Incorporated by reference to Exhibit 4.0 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON BANCORP INC.

Date:	August 8, 2016	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	August 8, 2016	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)