Form 10-Q
period 2016-09-30
Clifton Bancorp Inc.
filed 2016-11-07
CIK 1592329

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2016: 23,046,435 shares outstanding.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	September 30, 2016	March 31, 2016
ASSETS	(Unaudited)
Cash and due from banks	$6,460	$13,042
Interest-bearing deposits in other banks	16,298	18,027
Cash and Cash Equivalents	22,758	31,069
Securities available for sale, at fair value	5,079	9,591
Securities held to maturity, at cost (fair value of $321,888 at September 30, 2016 and $356,320 at March 31, 2016):	312,068	347,871
Loans receivable	886,793	784,589
Allowance for loan losses	(5,200)	(4,360)
Net Loans	881,593	780,229
Bank owned life insurance	60,937	56,162
Premises and equipment	8,212	8,081
Federal Home Loan Bank of New York stock	11,425	11,665
Interest receivable	3,057	3,112
Other assets	7,061	5,347
Total Assets	$1,312,190	$1,253,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$23,235	$17,937
Interest bearing	749,071	676,725
Total Deposits	772,306	694,662
Advances from Federal Home Loan Bank of New York	224,500	231,500
Advance payments by borrowers for taxes and insurance	7,599	7,336
Other liabilities and accrued expenses	4,895	4,352
Total Liabilities	1,009,300	937,850
Commitments and Contingencies
Stockholders' Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value), 85,000,000 shares authorized; 23,086,235 issued and outstanding at September 30, 2016; 24,000,043 issued and outstanding at March 31, 2016	231	240
Paid-in capital	210,424	222,752
Deferred compensation obligation under Rabbi Trust	490	412
Retained earnings	102,683	103,120
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(10,558)	(11,184)
Accumulated other comprehensive (loss) income	(14)	172
Stock held by Rabbi Trust	(366)	(235)
Total Stockholders' Equity	302,890	315,277
Total Liabilities and Stockholders' Equity	$1,312,190	$1,253,127

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest Income
Loans	$7,748	$6,090	$14,966	$12,074
Mortgage-backed securities	1,734	1,899	3,577	3,841
Debt securities	283	678	691	1,387
Other interest-earning assets	151	72	273	149
Total Interest Income	9,916	8,739	19,507	17,451
Interest Expense
Deposits	1,923	1,587	3,684	3,160
Advances	924	612	1,812	1,174
Total Interest Expense	2,847	2,199	5,496	4,334
Net Interest Income	7,069	6,540	14,011	13,117
Provision for Loan Losses	505	100	1,031	173
Net Interest Income after Provision for Loan Losses	6,564	6,440	12,980	12,944
Non-Interest Income
Fees and service charges	95	50	169	105
Bank owned life insurance	406	401	775	787
Gain on sale of securities	—	—	84	72
Other	—	1	—	2
Total Non-Interest Income	501	452	1,028	966
Non-Interest Expenses
Salaries and employee benefits	3,372	2,719	6,785	5,424
Occupancy expense of premises	434	351	851	747
Equipment	438	370	818	727
Directors' compensation	252	247	506	458
Advertising and marketing	99	108	252	165
Professional services	204	214	373	468
Federal deposit insurance premium	152	122	290	246
Other	360	449	915	860
Total Non-Interest Expenses	5,311	4,580	10,790	9,095
Income before Income Taxes	1,754	2,312	3,218	4,815
Income Taxes	513	772	961	1,617
Net Income	$1,241	$1,540	$2,257	$3,198
Net Income per Common Share
Basic	$0.06	$0.06	$0.10	$0.13
Diluted	$0.06	$0.06	$0.10	$0.13
Dividends per common share	$0.06	$0.06	$0.12	$0.18

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	22,215,759	24,632,898	22,495,168	25,000,008
Diluted	22,276,069	24,686,936	22,555,241	25,064,312

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$1,241	$1,540	$2,257	$3,198
Other comprehensive (loss) income:
Gross unrealized holding (loss) gain on securities available for sale, net of income taxes of $6 and $(45), $(4) and $11, respectively	(9)	65	6	(14)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $0 and $0, $34 and $29, respectively (A)	—	—	(50)	(43)
Benefit plan (loss), net of income taxes of $0 and $0, $101 and $0, respectively	—	—	(145)	—
Benefit plan amortization, net of income taxes of $0 and $(9), $(1) and $(18), respectively (B)	1	13	3	25
Total other comprehensive (loss) income	(8)	78	(186)	(32)
Total comprehensive income	$1,233	$1,618	$2,071	$3,166

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)

Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors' compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Six Months Ended September 30, 2016	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2016	24,000,043	$240	$222,752	$412	$103,120	$(11,184)	$172	$(235)	$315,277
Net income	—	—	—	—	2,257	—	—	—	2,257
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(186)	—	(186)
ESOP shares committed to be released	—	—	301	—	—	626	—	—	927
Stock option expense	—	—	167	—	—	—	—	—	167
Restricted stock awards granted	17,000	—	—	—	—	—	—	—	—
Restricted stock awards earned	—	—	683	—	—	—	—	—	683
Forfeited restricted stock awards	(27,295)	—	—	—	—	—	—	—	—
Repurchase restricted stock awards	(14,613)	—	(219)	—	—	—	—	—	(219)
Funding of Supplemental Executive Retirement Plan	—	—	—	78	—	—	—	(131)	(53)
Repurchase common stock	(888,900)	(9)	(13,260)	—	—	—	—	—	(13,269)
Cash dividends declared ($0.12 per share)	—	—	—	—	(2,694)	—	—	—	(2,694)
Balance - September 30, 2016	23,086,235	$231	$210,424	$490	$102,683	$(10,558)	$(14)	$(366)	$302,890

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Six Months Ended September 30, 2015	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2015	27,325,847	$273	$275,341	$273	$105,032	$(12,437)	$(481)	$—	$368,001
Net income	—	—	—	—	3,198	—	—	—	3,198
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(32)	—	(32)
ESOP shares committed to be released	—	—	235	—	—	626	—	—	861
Stock option expense	—	—	35	—	—	—	—	—	35
Restricted stock awards granted	511,784	5	(5)	—	—	—	—	—	—
Restricted stock awards earned	—	—	129	—	—	—	—	—	129
Repurchase restricted stock awards	(887)	—	(12)	—	—	—	—	—	(12)
Funding of Supplemental Executive Retirement Plan	—	—	—	99	—	—	—	(235)	(136)
Tax benefit from stock based compensation	—	—	172	—	—	—	—	—	172
Exercise of stock options	183,731	2	1,919	—	—	—	—	—	1,921
Repurchase common stock	(2,275,679)	(23)	(31,397)	—	—	—	—	—	(31,420)
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,450)	—	—	—	(4,450)
Balance - September 30, 2015	25,744,796	$257	$246,417	$372	$103,780	$(11,811)	$(513)	$(235)	$338,267

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$2,257	$3,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	337	285
Net amortization of deferred fees and costs, premiums and discounts	503	469
Provision for loan losses	1,031	173
Realized gain on sale of securities available for sale	(84)	(72)
Loss on disposal of real estate owned	28	—
Loss on write-down of real estate owned	69	—
(Gain) on acquisition of real estate owned	(28)	—
Decrease in interest receivable	55	60
Deferred income tax (benefit)	(206)	(369)
(Increase) in other assets	(494)	(61)
(Decrease) increase in accrued interest payable	(29)	44
Increase in other liabilities	398	584
Income from bank owned life insurance	(775)	(787)
ESOP shares committed to be released	927	861
Restricted stock expense	683	129
Stock option expense	167	35
Income tax benefit from stock based compensation	(68)	—
(Decrease) in deferred compensation obligation under Rabbi Trust	(53)	(136)
Net Cash Provided by Operating Activities	4,718	4,413

Cash Flows From Investing Activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	794	5,974
Securities held to maturity	58,658	57,135
Proceeds from sale of securities available for sale	3,713	1,908
Proceeds from life insurance	—	576
Redemptions of Federal Home Loan Bank of New York stock	6,953	158
Purchases of:
Securities held to maturity	(23,114)	(25,935)
Loans receivable	(23,977)	(26,984)
Bank owed life insurance	(4,000)	—
Premises and equipment	(468)	(354)
Federal Home Loan Bank of New York stock	(6,713)	(944)
Net (increase) in loans receivable	(79,600)	(9,674)
Net Cash (Used in) Provided by Investing Activities	$(67,754)	$1,860

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Six Months Ended
	September 30,
	2016	2015
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$77,644	$(20,852)
Net (decrease) increase in short-term advances from Federal Home Loan Bank of New York	(42,000)	15,500
Proceeds from long-term advances from Federal Home Loan Bank of New York	35,000	26,000
Principal payment on advances from Federal Home Loan Bank of New York	—	(25,000)
Net increase in payments by borrowers for taxes and insurance	263	429
Repurchase restricted stock award	(219)	(12)
Exercise of stock options	—	1,921
Repurchase common stock	(13,269)	(31,420)
Dividends paid	(2,694)	(4,450)
Income tax benefit from stock based compensation	—	172
Net Cash Provided by (Used in) Financing Activities	54,725	(37,712)
Net (Decrease) in Cash and Cash Equivalents	(8,311)	(31,439)
Cash and Cash Equivalents - Beginning	31,069	49,308
Cash and Cash Equivalents - Ending	$22,758	$17,869
Supplemental Information:
Cash paid during the period for:
Interest on deposits and borrowings	$5,525	$4,290
Income taxes paid	$1,929	$2,642
Non cash activities:
Transfer from loans receivable to real estate owned	$953	$—

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended September 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2016, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 8, 2016.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Basic and diluted EPS have been determined based on the adjusted numbers of weighted average shares. The calculation of diluted EPS for the three and six months ended September 30, 2016 includes incremental shares related to outstanding stock options of 60,310 and 60,073, respectively.  The calculation of diluted EPS for the three and six months ended September 30, 2015 includes incremental shares related to outstanding stock options of 54,038 and 64,304, respectively. Shares issued or retired during any period are weighted for the portion of the period they were outstanding. During the three and six months ended September 30, 2016,  the average number of options which were antidilutive were 1,035,635 and 1,046,640, respectively.  During the three and six months ended September 30, 2015,  the average number of options which were antidilutive were 360,564 and 186,752, respectively.

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION

On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, that became effective on April 2, 2015, to acquire up to 2,731,000 shares, or 10%, of the Company’s outstanding common stock. On October 28, 2015, the Company announced that the Board of Directors authorized an extension of the stock repurchase plan to acquire an additional 2,569,000 shares, or 10%, of the Company’s outstanding common stock. On September 8, 2016 the Company announced that the Board of Directors authorized an extension of the stock repurchase plan to acquire up to an additional 1,155,000 shares, or 5%, of the Company’s outstanding common stock.

During the six months ended September 30, 2016 and 2015, approximately 888,900 and 2,270,000 shares were repurchased, respectively, under the repurchase plan at an aggregate cost of approximately $13.3 million, or $14.93 per share, and $31.3 million, or $13.81 per share, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

At the Company’s annual meeting of stockholders held on August 6, 2015, stockholders of the Company approved the Clifton Bancorp Inc. 2015 Equity Incentive Plan (“the Plan”). Under the Plan, the Company may grant options to purchase up to 1,705,944 shares of Company common stock and may grant up to 682,377 shares of Company common stock as restricted stock awards.

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

On August 31, 2016, effective on September 12, 2016, 9,000 shares of restricted stock were awarded, with a grant date fair value of $15.16 per share. To fund the grants of restricted common stock, the Company issued 9,000 shares from authorized shares. All shares of restricted stock granted on this date vest in equal installments over a three-year period beginning one year from the date of grant.

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the six months ended September 30, 2016 and 2015, $683,000 and $129,000, respectively, in expense was recognized in regard to these restricted stock awards. The Company recognized approximately $279,000 and $53,000 of income tax benefits resulting from this expense for six months ended September 30, 2016 and 2015, respectively. The expected future compensation expense relating to the 400,532 non-vested restricted shares outstanding at September 30, 2016 is $5.4 million over a weighted average period of 3.8 years.

The following is summary of the status of the Company’s non-vested restricted shares:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2015	7,628	$10.02
Granted	511,784	13.84
Vested	(6,226)	9.27
Forfeited	(6,824)	13.84
Non-vested at March 31, 2016	506,362	13.84
Granted	17,000	15.03
Vested	(95,535)	13.84
Forfeited	(27,295)	13.84
Non-vested at September 30, 2016	400,532	13.89

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

Under the 2015 Equity Incentive Plan, effective on September 12, 2016, stock options to purchase 10,000 shares of Company common stock were awarded, with a grant date fair value of $1.92 per share and an expiration date of September 12, 2026. All of these stock options granted vest one year from the date of grant. Stock options were granted at an exercise price of $15.16 equal to the fair value of the Company’s common stock on the grant date based on quoted market prices. The fair value of the stock options was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 5.5 years, risk-free rate of return of 1.28%, volatility of 15.63% and a dividend yield of 1.58%.

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

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the six months ended September 30, 2016 and 2015, $166,000 and $35,000, respectively, in stock option expense was recorded net of income tax benefits of $47,000 and $10,000 respectively. The expected future compensation expense relating to the 847,676 non-vested options outstanding at September 30, 2016 is $1.3 million over the weighted average period of 3.8 years.

A summary of stock option activity follows:

	Number of Stock Options	Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2015	345,174	$9.03 - $13.32	$9.93	2.79 Years	1,444,950
Granted	1,108,868	13.84	13.84
Exercised	(183,731)	9.03 - 10.46	10.45		632,424
Forfeited	(17,060)	13.84	13.84
Outstanding at March 31, 2016	1,253,251	9.03 - 13.84	13.26	8.78 Years	2,333,383
Granted	20,000	14.89 - 15.16	15.03
Forfeited	(68,238)	13.84	13.84
Outstanding at September 30, 2016	1,205,013	9.03 - 15.16	13.25	8.27 Years	2,452,791

Exercisable at September 30, 2016	357,337	9.03 - 13.84	11.81	6.70 Years	1,242,772

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Service cost	$23	$44	$46	$88
Interest cost	20	30	40	61
Amortization of unrecognized (gain) loss	(1)	13	(2)	25
Amortization of past service cost	3	9	6	18
Settlement charge	—	—	37	—
Net periodic benefit cost	$45	$96	$127	$192

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$5,021	$58	$—	$5,079
Total available for sale securities	$5,021	$58	$—	$5,079

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$9,460	$131	$—	$9,591
Total available for sale securities	$9,460	$131	$—	$9,591

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$24,959	$77	$—	$25,036
Corporate bonds	20,030	621	114	20,537
Municipal bonds	7,531	126	3	7,654
	52,520	824	117	53,227
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	53,351	1,885	—	55,236
Federal National Mortgage Association	189,078	6,591	80	195,589
Government National Mortgage Association	17,119	742	25	17,836
	259,548	9,218	105	268,661
Total held to maturity securities	$312,068	$10,042	$222	$321,888

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$29,941	$75	$21	$29,995
Corporate bonds	45,037	685	7	45,715
Municipal bonds	5,335	119	1	5,453
	80,313	879	29	81,163
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	53,004	1,494	45	54,453
Federal National Mortgage Association	200,672	5,661	235	206,098
Government National Mortgage Association	13,882	754	30	14,606
	267,558	7,909	310	275,157
Total held to maturity securities	$347,871	$8,788	$339	$356,320

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	September 30, 2016
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after five through ten years	$1,457	$1,459
Due after ten years	3,564	3,620
Total available for sale securities	$5,021	$5,079

Held to maturity:
Debt securities:
Due less than one year	$3,003	$3,000
Due after one through five years	22,747	22,844
Due after five through ten years	26,525	27,124
Due after ten years	245	259
	52,520	53,227
Mortgage-backed securities:
Due after one through five years	14,860	14,925
Due after five through ten years	80,315	82,990
Due after ten years	164,373	170,746
	259,548	268,661
Total held to maturity securities	$312,068	$321,888

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at September 30 and March 31, 2016 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
September 30, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Corporate bonds	$4,886	$114	$—	$—	$4,886	$114
Municipal bonds	3,000	3	—	—	3,000	3
	7,886	117	—	—	7,886	117
Mortgage-backed securities:
Federal National Mortgage Association	6,509	11	4,702	69	11,211	80
Government National Mortgage Association	5,067	9	1,073	16	6,140	25
	11,576	20	5,775	85	17,351	105
Total held to maturity securities	$19,462	$137	$5,775	$85	$25,237	$222

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$4,979	$21	$—	$—	$4,979	$21
Corporate bonds	4,993	7	—	—	4,993	7
Municipal bonds	787	1	—	—	787	1
	10,759	29	—	—	10,759	29
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	3,925	45	3,925	45
Federal National Mortgage Association	2,116	9	15,913	226	18,029	235
Government National Mortgage Association	—	—	1,246	30	1,246	30
	2,116	9	21,084	301	23,200	310
Total held to maturity securities	$12,875	$38	$21,084	$301	$33,959	$339

Management does not believe that any of the unrealized losses at September 30, 2016 (one corporate bond and two municipal bonds included in debt securities, and five FNMA mortgage-backed securities and two GNMA mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

During the six months ended September 30, 2016 and 2015, the proceeds from sales of securities available for sale totaled $3.7 million and $1.9 million, respectively, resulting in gross realized gains of $84,000 and $72,000, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	September 30,	March 31,
	2016	2016
	(In Thousands)
Real estate:
One- to four-family	$623,719	$617,694
Multi-family	109,718	56,244
Commercial	138,022	97,379
	871,459	771,317
Commercial and industrial	2,157	201
Consumer:
Second mortgage	6,030	6,173
Passbook or certificate	574	600
Equity lines of credit	3,444	3,164
Other loans	75	70
	10,123	10,007
Total Loans	883,739	781,525
Net purchase premiums, discounts, and deferred loan costs	3,054	3,064
Total Loans, Net	$886,793	$784,589

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

Commercial and Industrial Loans:

Consists of commercial lines of credit and term loans which can be either secured or unsecured. Commercial and industrial loans are generally considered to involve a higher degree of risk of loss due to the concentration of principal in a limited number of loans and/or borrowers and the effects of general economic conditions on the business and/or the value of the underlying properties, if applicable. Commercial and industrial loans generally have shorter terms and higher interest rates than other forms of lending.

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

The change in the allowance for loan losses for the three and six months ended September 30, 2016 and 2015 is as follows:

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At June 30, 2016:
Total allowance for loan losses	$2,902	$774	$1,036	$11	$35	$—	$17	$4,775
Charge-offs	(81)	—	—	—	—	—	—	(81)
Recoveries	1	—	—	—	—	—	—	1
Provision charged to operations	59	201	177	11	—	—	57	505
At September 30, 2016:
Total allowance for loan losses	$2,881	$975	$1,213	$22	$35	$—	$74	$5,200

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2016:
Total allowance for loan losses	$2,922	$505	$865	$2	$44	$—	$22	$4,360
Charge-offs	(193)	—	—	—	—	—	—	(193)
Recoveries	2	—	—	—	—	—	—	2
Provision charged to operations	150	470	348	20	(9)	—	52	1,031
At September 30, 2016:
Total allowance for loan losses	$2,881	$975	$1,213	$22	$35	$—	$74	$5,200

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At June 30, 2015:
Total allowance for loan losses	$2,824	$300	$328	$1	$45	$—	$27	$3,525
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	92	7	(14)	3	(2)	—	14	100
At September 30, 2015:
Total allowance for loan losses	$2,916	$307	$314	$4	$43	$—	$41	$3,625

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2015:
Total allowance for loan losses	$2,704	$350	$353	$1	$42	$—	$25	$3,475
Charge-offs	(26)	—	—	—	—	—	—	(26)
Recoveries	3	—	—	—	—	—	—	3
Provision charged to operations	235	(43)	(39)	3	1	—	16	173
At September 30, 2015:
Total allowance for loan losses	$2,916	$307	$314	$4	$43	$—	$41	$3,625

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at September 30 and March 31, 2016.

September 30, 2016	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,881	975	1,213	22	35	—	74	5,200
Total	$2,881	$975	$1,213	$22	$35	$—	$74	$5,200
Loans:
Individually evaluated for impairment	$1,376	$194	$184	$—	$12	$—	$—	$1,766
Collectively evaluated for impairment	622,343	109,524	137,838	2,157	9,462	649	—	881,973
Total	$623,719	$109,718	$138,022	$2,157	$9,474	$649	$—	$883,739

March 31, 2016	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,922	505	865	2	44	—	22	4,360
Total	$2,922	$505	$865	$2	$44	$—	$22	$4,360
Loans:
Individually evaluated for impairment	$1,221	$197	$186	$—	$12	$—	$—	$1,616
Collectively evaluated for impairment	616,473	56,047	97,193	201	9,325	670	—	779,909
Total	$617,694	$56,244	$97,379	$201	$9,337	$670	$—	$781,525

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of classified loan balances are as follows at September 30 and March 31, 2016:

September 30, 2016	One-to Four -Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$620,410	$109,718	$137,838	$2,157	$9,474	$649	$880,246
Classified:
Special mention	117	—	—	—	—	—	117
Substandard	3,192	—	184	—	—	—	3,376
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$623,719	$109,718	$138,022	$2,157	$9,474	$649	$883,739

March 31, 2016	One-to Four -Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$613,559	$56,244	$97,193	$201	$9,277	$670	$777,144
Classified:
Special mention	639	—	—	—	—	—	639
Substandard	3,496	—	186	—	60	—	3,742
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$617,694	$56,244	$97,379	$201	$9,337	$670	$781,525

The following table provides information with respect to the Bank’s nonaccrual loans at September 30 and March 31, 2016. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six consecutive months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	September 30, 2016	March 31, 2016
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$2,619	$3,412
Commercial	184	186
Consumer and other loans:
Second mortgage	—	60
Total nonaccrual loans	$2,803	$3,658

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in the Bank’s loan portfolio at September 30 and March 31, 2016.

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
September 30, 2016	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$2,345	$1,288	$2,167	$5,800	$617,919	$623,719
Multi-family	—	—	—	—	109,718	109,718
Commercial	—	—	184	184	137,838	138,022
Commercial and industrial	—	—	—	—	2,157	2,157
Consumer and other loans:
Second mortgage and equity lines of credit	54	—	—	54	9,420	9,474
Passbook or certificate and other loans	—	13	—	13	636	649
Total	$2,399	$1,301	$2,351	$6,051	$877,688	$883,739

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
March 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$2,493	$992	$2,806	$6,291	$611,403	$617,694
Multi-family	—	—	—	—	56,244	56,244
Commercial	—	—	186	186	97,193	97,379
Commercial and industrial	—	—	—	—	201	201
Consumer and other loans:
Second mortgage and equity lines of credit	100	—	60	160	9,177	9,337
Passbook or certificate and other loans	19	—	—	19	651	670
Total	$2,612	$992	$3,052	$6,656	$774,869	$781,525

There were no loans that are past due greater than 90 days that were accruing as of September 30 and March 31, 2016.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure on an in-substance repossession. As of September 30, 2016, we hold four foreclosed residential real estate properties with a carrying value of $943,000 as a result of obtaining physical possession. In addition, as of September 30, 2016, we have six residential mortgage loans with a carrying value of $705,000 collateralized by residential real estate property for which formal foreclosure proceedings are in process.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Impaired loans, none of which had a related allowance at or for the three and six months ending September 30, 2016 and 2015, and at or for the year ended March 31, 2016, were as follows:

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended September 30, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,376	$1,696	$1,378	$18
Multi-family	194	218	195	3
Commercial	184	184	184	1
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$1,766	$2,110	$1,769	$22

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended September 30, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,095	$1,266	$1,092	$14
Multi-family	768	793	772	12
Commercial	192	192	314	20
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$2,067	$2,263	$2,190	$47

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Six Months Ended September 30, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,376	$1,696	$1,330	$28
Multi-family	194	218	196	6
Commercial	184	184	185	3
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$1,766	$2,110	$1,723	$37

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Six Months Ended September 30, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,095	$1,266	$1,043	$21
Multi-family	768	793	775	27
Commercial	192	192	367	24
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$2,067	$2,263	$2,197	$73

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Year Ended March 31, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,221	$1,412	$1,091	$41
Multi-family	197	222	683	46
Commercial	186	186	285	30
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$1,616	$1,832	$2,071	$118

The recorded investment in loans modified in a troubled debt restructuring totaled $1.4 million and $994,000, respectively, at September 30 and March 31, 2016, of which $194,000 and $0, respectively, were 90 days or more past due, $17,000 and $0, respectively, were 60 to 89 days past due, and $55,000 and $213,000, respectively, were 30 to 59 days past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at September 30 and March 31, 2016. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents troubled debt restructurings by class during the period indicated.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
		(Dollars In Thousands)
Six Months Ended September 30, 2016
One- to Four-Family Real Estate	2	$468	$411	$—
Six Months Ended September 30, 2015
One- to Four-Family Real Estate	1	$86	$99	$—

There were no new troubled debt restructurings during the three month periods ended September 30, 2016 and 2015.

There were no defaults that occurred within twelve months of restructuring during the three and six months ended September 30, 2016 and 2015.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and March 31, 2016 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
September 30, 2016
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$5,079	$—	$5,079	$—
Total securities available for sale	$5,079	$—	$5,079	$—

March 31, 2016
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$9,591	$—	$9,591	$—
Total securities available for sale	$9,591	$—	$9,591	$—

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and March 31, 2016 are as follow:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
September 30, 2016
Impaired loans	$33	$—	$—	$33
Real estate owned	42	—	—	42
March 31, 2016
Impaired loans	$364	$—	$—	$364

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30 and March 31, 2016.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
	(Dollars in Thousand)
September 30, 2016
Impaired Loans	$33	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)
Real estate owned	42	Market valuation of property (1)	Selling costs (2)	7% (7%)
March 31, 2016
Impaired Loans	$364	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)

(1)	Fair value is based on third party appraisals.
(2)	Estimated costs.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30 and March 31, 2016:

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

As of September 30 and March 31, 2016, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
September 30, 2016	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$22,758	$22,758	$22,758	$—	$—
Securities available for sale	5,079	5,079	—	5,079	—
Securities held to maturity	312,068	321,888	—	321,888	—
Net loans receivable	881,593	886,773	—	—	886,773
Federal Home Loan Bank of New York stock	11,425	11,425	—	11,425	—
Interest receivable	3,057	3,057	—	3,057	—
Financial liabilities:
Deposits	772,306	778,222	—	778,222	—
FHLB advances	224,500	227,022	—	227,022	—
Interest payable	374	374	—	374	—

			(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
March 31, 2016	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,069	$31,069	$31,069	$—	$—
Securities available for sale	9,591	9,591	—	9,591	—
Securities held to maturity	347,871	356,320	—	356,320	—
Net loans receivable	780,229	781,820	—	—	781,820
Federal Home Loan Bank of New York stock	11,665	11,665	—	11,665	—
Interest receivable	3,112	3,112	—	3,112	—
Financial liabilities:
Deposits	694,662	700,372	—	700,372	—
FHLB advances	231,500	234,470	—	234,470	—
Interest payable	403	403	—	403	—

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RECENT ACCOUNTING PRONOUNCEMENTS (CONT’D)

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses eight classification issues related to the statement of cash flows, which include proceeds from settlement of corporate-owned life insurance policies and bank-owned life insurance policies. For a public entity, ASU 2016-15 is effective annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard effective April 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans, which comprised 24.2% and 67.2%, respectively, of total assets at September 30, 2016, as compared to 28.5% and 62.3%, respectively, of total assets at March 31, 2016. Cash and cash equivalents decreased to 1.7% of total assets at September 30, 2016, as compared to 2.5% at March 31, 2016. The Company’s mortgage-backed securities portfolio at September 30, 2016 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 48% U.S. government-sponsored or guaranteed enterprises, 38% corporate bonds and 14% municipal bonds.

Interest-bearing liabilities consist of deposits, and borrowings from the Federal Home Loan Bank of New York (the “FHLB”).  Deposits increased $77.6 million, or 11.2%, between March 31, 2016 and September 30, 2016. Borrowed funds decreased $7.0 million, or 3.0% as new borrowings of $175.0 million were partially offset by repaid borrowings of $182.0 million. The balance at September 30, 2016 was $224.5 million, down from $231.5 million at March 31, 2016.

Net interest income increased $529,000, or 8.1%, during the three months ended September 30, 2016, when compared with the same 2015 period. The increase in net interest income was mostly due to a $1.2 million increase in total interest income, partially offset by a $648,000 increase in total interest expense. Average interest-earning assets increased $133.5 million, or 12.4%, compared with the same 2015 period, while average interest-bearing liabilities increased $171.5 million, or 21.9%, when compared with the same 2015 period. The $38.0 million decrease in average net interest-earning assets was mainly attributable to decreases of $5.8 million in the average balance of mortgage-backed securities, and $57.3 million in the average balance of investment securities, coupled with an increase of $109.6 million in the average balance of FHLB advances and $61.8 million in average interest bearing deposits, partially offset by an increase of $189.4 million in the average balance of loans, and $7.1 million in average other interest-earning assets.

The net interest rate spread decreased to 2.08% from 2.12% for the three months ended September 30, 2016 when compared with the same 2015 period. The increase of 3 basis points in the yield on interest-earning assets was more than offset by the increase of 7 basis points in the cost of interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended September 30, 2016, non-interest income increased $49,000, or 10.8%, as compared to the comparable period in 2015. Provision for loan losses increased $405,000, or 405.0%, and non-interest expenses increased $731,000, or 16.0%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Assets at September 30, 2016 totaled $1.31 billion, which represents an increase of $59.1 million, or 4.7%, as compared with $1.25 billion at March 31, 2016. The increase in total assets was primarily due to an increase of $101.4 million in net loans.

Cash and cash equivalents decreased $8.3 million, or 26.8%, to $22.8 million at September 30, 2016 as compared to $31.1 million at March 31, 2016. Cash and cash equivalents were redeployed into higher yielding assets.

Securities available for sale at September 30, 2016 decreased $4.5 million, or 47.0%, to $5.1 million from $9.6 million at March 31, 2016, resulting primarily from principal repayments of $794,000, $3.7 million in proceeds from the sale of a security, and a decrease of $73,000 in the unrealized gain on the portfolio.

Securities held to maturity at September 30, 2016 decreased $35.8 million, or 10.3%, to $312.1 million from $347.9 million at March 31, 2016, resulting primarily from maturities, calls and repayments totaling $58.7 million, partially offset by purchases of securities totaling $23.1 million.

Net loans at September 30, 2016 increased $101.4 million, or 13.0%, to $881.6 million when compared with $780.2 million at March 31, 2016.  The increase in the loan portfolio was mainly in multi-family and commercial loans which increased $94.1 million, or 61.3%, due to the Bank’s continued emphasis on the growth of its loan portfolio. Repayment levels remained relatively stable during the three months ended September 30, 2016.

Total liabilities increased $71.5 million, or 7.6%, to $1.01 billion at September 30, 2016 from $937.9 million at March 31, 2016.  Deposits at September 30, 2016 increased $77.6 million, or 11.2%, to $772.3 million when compared with $694.7 million at March 31, 2016. From March 31, 2016 to September 30, 2016, borrowed funds decreased $7.0 million, to $224.5 million, with an outstanding weighted average interest rate of 1.63% at September 30, 2016, compared to 1.53% at March 31, 2016.

Total stockholders’ equity decreased $12.4 million, or 3.9%, to $302.9 million at September 30, 2016 from $315.3 million at March 31, 2016. The decrease resulted primarily from cash dividends paid of $2.7 million and repurchases of common stock of $13.3 million, partially offset by net income of $2.3 million.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015 (Cont’d.)

	Three Months Ended September 30,
	2016				2015
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$855,838		$7,748	3.62%	$666,434		$6,090	3.66%
Mortgage-backed securities	267,646		1,734	2.59%	273,417		1,899	2.78%
Investment securities	59,099		283	1.92%	116,350		678	2.33%
Other interest-earning assets	28,402		151	2.13%	21,280		72	1.35%
Total interest-earning assets	1,210,985		9,916	3.27%	1,077,481		8,739	3.24%
Non-interest-earning assets	85,425				77,426
Total assets	$1,296,410				$1,154,907
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$53,270		14	0.11%	$52,423		15	0.11%
Savings and Club accounts	183,426		178	0.39%	142,039		58	0.16%
Certificates of deposit	492,921		1,731	1.40%	473,311		1,514	1.28%
Total interest-bearing deposits	729,617		1,923	1.05%	667,773		1,587	0.95%
FHLB Advances	226,250		924	1.63%	116,625		612	2.10%
Total interest-bearing liabilities	955,867		2,847	1.19%	784,398		2,199	1.12%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,512				13,898
Other non-interest-bearing liabilities	11,652				12,971
Total non-interest-bearing liabilities	35,164				26,869
Total liabilities	991,031				811,267
Stockholders' equity	305,379				343,640
Total liabilities and stockholders' equity	$1,296,410				$1,154,907
Net interest income			$7,069				$6,540
Interest rate spread				2.08%				2.12%
Net interest margin				2.33%				2.43%
Average interest-earning assets to average interest-bearing liabilities	1.27	x			1.37	x

Net income decreased $299,000, or 19.4%, to $1.24 million for the three months ended September 30, 2016 compared with $1.54 million for the same 2015 period. The decrease in net income resulted primarily from increases of $731,000, or 16.0%, in non-interest expenses and $405,000, or 405.0%, in provision for loan losses, partially offset by increases of $529,000, or 8.1%, in net interest income and $49,000, or 10.8%, in non-interest income, as well as a decrease of $259,000, or 33.6%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015 (Cont’d.)

Interest income on loans increased by $1.7 million, or 27.2%, to $7.8 million during the three months ended September 30, 2016, when compared with $6.1 million for the same 2015 period. The increase mainly resulted from an increase of $189.4 million, or 28.4%, in the average balance when compared to the same period in 2015, partially offset by a decrease of 4 basis points in the yield earned on the loan portfolio, to 3.62% from 3.66%. Interest income on mortgage-backed securities decreased $165,000, or 8.7%, to $1.7 million during the three months ended September 30, 2016, when compared with $1.9 million for the same 2015 period. The decrease during the 2016 period resulted from a decrease of 19 basis points in the yield earned on mortgage-backed securities to 2.59% from 2.78%, coupled with a decrease of $5.8 million, or 2.1%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $395,000, or 58.3%, to $283,000 during the three months ended September 30, 2016, when compared to $678,000 for the same 2015 period, due to a decrease in the average balance of $57.3 million, or 49.2%, coupled with a decrease of 41 basis point in the yield earned on investment securities to 1.92% from 2.33%. Interest earned on other interest-earning assets increased by $79,000, or 109.7%, to $151,000 during the three months ended September 30, 2016, when compared to $72,000 during the same 2015 period. The increase was due to a 78 basis point increase in the yield to 2.13% from 1.35%, coupled with an increase of $7.1 million, or 33.5%, in the average balance of these assets.  The decrease in the yields on loans, mortgage-backed securities and investment securities was the result of continued overall lower market interest rates, and the maturities of higher yielding investment securities. The yield on other interest-earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits increased $336,000, or 21.2%, to $1.9 million during the three months ended September 30, 2016, when compared to $1.6 million during the same 2015 period. The increase was primarily attributable to an increase of $61.8 million, or 9.3%, in the average balance of interest-bearing deposits, coupled with a 10 basis points increase in the cost of interest-bearing deposits to 1.05% from 0.95%. The increase in balance was the result of the Bank’s continued efforts to emphasize deposit taking through business relationships. Interest expense on borrowed money increased approximately $312,000, or 51.0%, to $924,000 during the three months ended September 30, 2016 when compared with $612,000 during the same 2015 period. The increase was primarily attributable to an increase of $109.6 million, or 94.0%, in the average balance of borrowings, partially offset by a 47 basis point decrease in the cost of borrowings to 1.63% from 2.10%. The $171.4 million increase in average interest-bearing liabilities was due to an increase of $61.8 million in interest-bearing deposits coupled with an increase of $109.6 million in the average balance of borrowings. Borrowings were used in part to fund loan demand. Net interest income increased $529,000, or 8.1%, during the three months ended September 30, 2016, to $7.1 million when compared to $6.5 million for the same 2015 period. The net interest rate spread decreased to 2.08% from 2.12% for the three months ended September 30, 2016 when compared the same 2015 period, due to a 7 basis point increase in the cost of interest-bearing liabilities, partially offset by a 3 basis point increase in the yield earned on interest-earning assets.

The provision for loan losses increased $405,000, or 405.0%, to $505,000 for the three months ended September 30, 2016 as compared to $100,000 for the same period in 2015. The increase in the provision for the 2016 period was mainly due to the result of the significant increase in the balance of outstanding loans, partially offset by more favorable trends in qualitative factors related to delinquencies considered in the periodic review of the general valuation allowance. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At September 30, 2016 and 2015, the Bank’s non-accrual loans totaled $2.8 million and $4.3 million, respectively, representing 0.32% and 0.64%, respectively, of total gross loans, and 0.29% and 0.38%, respectively, of total assets. At March 31, 2016, nonaccrual loans totaled $3.7 million, or 0.47% and 0.29% of total gross loans and total assets, respectively. During the three months ended September 30, 2016, $80,000 in net charge-offs were recorded on a one- to four-family residential real estate loan. During the three months ended September 30, 2015, no charge-offs were recorded. At September 30, 2016, non-accrual loans consisted of fourteen loans secured by one- to four-family residential real estate and one loan secured by commercial real estate, while at September 30, 2015 non-accrual loans consisted of nineteen loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, one loan secured by multi-family real estate, one second mortgage loan secured by one- to four-family residential real estate and one second mortgage loan secured by commercial real estate and one construction loan secured by multi-family real estate. Included in non-accrual loans at September 30, 2016 are four loans totaling $568,000 that were current or less than ninety days delinquent. At September 30, 2015, there were seven loans totaling $1.2 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.8 million, $1.6 million and $2.1 million at September 30, 2016, March 31, 2016 and September 30, 2015, respectively. The allowance for loan losses amounted to $5.20 million, $4.36 million, and $3.63 million, respectively, at September 30, 2016, March 31, 2016, and September 30, 2015, representing 0.59%, 0.56%, and 0.53% of total gross loans, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015 (Cont’d.)

Non-interest income increased $49,000, or 10.8%, to $501,000 for the three months ended September 30, 2016 as compared to $452,000 for the three months ended September 30, 2015, mainly due to an increase of $45,000, or 90.0%, in fees and service charge on loans and deposits.

Non-interest expenses increased $731,000, or 16.0%, to $5.31 million for the three months ended September 30, 2016, as compared to $4.58 million for the three months ended September 30, 2015. The increase was driven by increases of $653,000, or 24.0%, in salaries and employee benefits, $83,000, or 23.7%, in occupancy expense of premises, and $68,000, or 18.4%, in equipment expense, partially offset by a decrease of $89,000, or 19.8%, in other expenses. The increase in salaries and employee benefits includes the addition of a chief operating officer, and business development, compliance, lending and Hoboken Banking Center personnel, as well as typical annual increases in compensation and benefits expenses, employee stock ownership plan expense due to an increase in the price of the Company’s common stock, and the expense related to the granting of equity awards under the Company’s 2015 Equity Incentive Plan. The increases in occupancy and equipment expenses were mainly related to the costs of the newly opened Hoboken Banking Center, along with the costs associated with new customer products and services. Other expenses decreased mainly due to decreases in consulting and personnel search costs.

Income taxes totaled $513,000 and $772,000 during the three months ended September 30, 2016 and 2015, respectively. The decrease of $259,000, or 33.6%, resulted from lower pre-tax income, coupled with a decrease in the effective income tax rate. The overall effective income tax rate was 29.3% for the 2016 period compared with 33.4% for the 2015 period. The reduced effective tax rate is attributable to the increased investment in bank owned life insurance and the tax benefit resulting from the adoption of ASU 2016-09, which amends the treatment for accounting for income taxes on certain employee share-based payment transactions.

Comparison of Operating Results for the Six Months Ended September 30, 2016 and 2015

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2016 and 2015 (Cont’d.)

	Six Months Ended September 30,
	2016				2015
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$828,462		$14,966	3.61%	$656,681		$12,074	3.68%
Mortgage-backed securities	270,566		3,577	2.64%	276,092		3,841	2.78%
Investment securities	65,440		691	2.11%	122,985		1,387	2.26%
Other interest-earning assets	29,388		273	1.86%	28,795		149	1.03%
Total interest-earning assets	1,193,856		19,507	3.27%	1,084,553		17,451	3.22%
Non-interest-earning assets	85,722				78,857
Total assets	$1,279,578				$1,163,410
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$53,390		29	0.11%	$53,107		30	0.11%
Savings and Club accounts	173,567		304	0.35%	141,918		116	0.16%
Certificates of deposit	484,690		3,351	1.38%	478,253		3,014	1.26%
Total interest-bearing deposits	711,647		3,684	1.04%	673,278		3,160	0.94%
FHLB Advances	226,357		1,812	1.60%	112,714		1,174	2.08%
Total interest-bearing liabilities	938,004		5,496	1.17%	785,992		4,334	1.10%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	21,463				13,701
Other non-interest-bearing liabilities	10,834				12,184
Total non-interest-bearing liabilities	32,297				25,885
Total liabilities	970,301				811,877
Stockholders' equity	309,277				351,533
Total liabilities and stockholders' equity	$1,279,578				$1,163,410
Net interest income			$14,011				$13,117
Interest rate spread				2.10%				2.12%
Net interest margin				2.35%				2.42%
Average interest-earning assets to average interest-bearing liabilities	1.27	x			1.38	x

Net income decreased $941,000, or 29.4%, to $2.3 million for the six months ended September 30, 2016 compared with $3.2 million for the same 2015 period. The decrease in net income during the 2016 period resulted primarily from an increase of $1.7 million, or 18.6%, in non-interest expense, an increase of $858,000, or 496.0%, in provision for loan losses, partially offset by an increase of $894,000, or 6.8%, in net-interest income and $62,000, or 6.4%, in non-interest income, coupled with a decrease of $656,000, or 40.6%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2016 and 2015 (Cont’d.)

Interest income on loans increased by $2.9 million, or 24.0%, to $15.0 million during the six months ended September 30, 2016, when compared with $12.1 million for the same 2015 period.  The increase during the 2016 period mainly resulted from an increase of $171.8 million, or 26.2%, in the average balance of loans when compared to the same period in 2015, partially offset by a decrease of 7 basis points in the yield earned on the loan portfolio to 3.61% from 3.68%. Interest income on mortgage-backed securities decreased $264,000, or 6.9%, to $3.6 million during the six months ended September 30, 2016, when compared with $3.8 million for the same 2015 period. The decrease during the 2016 period resulted from a decrease of 14 basis points in the yield earned on mortgage-backed securities to 2.64% from 2.78%, coupled with a decrease of $5.5 million, or 2.0%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $696,000, or 50.2%, to $691,000 during the six months ended September 30, 2016, when compared to $1.4 million during the same 2015 period, due to a decrease of 15 basis point in yield to 2.11% from 2.26%, coupled with a decrease of $57.5 million, or 46.8%, in the average balance of investment securities.  Interest earned on other interest-earning assets increased by $124,000, or 83.2% to $273,000 during the six months ended September 30, 2016, when compared to $149,000 during the same 2015 period primarily due to an increase of $593,000, or 2.1%, in the average balance of loans, coupled with an increase of 83 basis points in yield to 1.86% from 1.03%.  The increase in the balance of loans resulted from the Bank’s continued emphasis on growth in its loan portfolio. The decrease in the yield on loans, mortgage-backed securities and investment securities was the result of overall lower market interest rates and maturities of higher yielding investment securities. The yield on other interest earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits increased $524,000, or 16.6%, to $3.7 million during the six months ended September 30, 2016, when compared to $3.2 million during the same 2015 period. The increase was primarily attributable to an increase of $38.4 million, or 5.7% in the average balance of interest-bearing deposits, while the cost of interest-bearing deposits increased 10 basis points to 1.04% from 0.94%. The increase in the balance was the result of the Bank’s continued efforts to emphasize deposit taking through business relationships. Interest expense on borrowed money increased approximately $638,000, or 54.3%, to $1.8 million during the six months ended September 30, 2016 when compared with $1.2 million during the same 2015 period. The increase was primarily attributable to an increase of $113.6 million, or 100.8%, in the average balance of borrowings, partially offset by a decrease of 48 basis points in the cost of borrowings to 1.60% from 2.08%. Borrowings were used in part of fund loan demand. Net interest income increased $894,000, or 6.8%, during the six months ended September 30, 2016, to $14.0 million when compared to $13.1 million for the same 2015 period. The $152.0 million increase in average interest-bearing liabilities was due to increases of $113.6 million in borrowings and of $38.4 million in interest-bearing deposits. The net interest rate spread decreased 2 basis points due to a 7 basis points increase in the average cost of interest-bearing liabilities, partially offset by a 5 basis point increase in the average yield earned on interest-bearing assets.

The provision for loan losses increased $858,000, or 496.0%, to $1.03 million during the six months ended September 30, 2016 as compared to $173,000 for the same period in 2015. The increase in the provision for the 2016 period was mainly due to the result of the significant increase in the balance of outstanding loans, partially offset by more favorable trends in qualitative factors related to delinquencies considered in the periodic review of the general valuation allowance. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015” for a discussion of non-performing and impaired loans as of September 30, 2016, March 31, 2016 and September 30, 2015.

Non-interest income increased $62,000, or 6.4%, to $1.03 million for the six months ended September 30, 2016, as compared to $966,000 for the comparable period in 2015, mainly due to an increase of 64,000, or 61.0%, in fees and service charges on loans and deposits.

Non-interest expenses increased $1.7 million, or 18.6%, to $10.8 million for the six months ended September 30, 2016 as compared to $9.1 million for the six months ended September 30, 2015. The increase was primarily the result of increases of $1.4 million, or 25.1%, in salaries and employee benefits, $104,000, or 13.9%, in occupancy expense of premises, $91,000, or 12.5%, in equipment expense, and $87,000, or 52.7%, in advertising and marketing expense, partially offset by a decrease of $95,000, or 20.3%, in professional services. The increase in salaries and employee benefits includes typical annual increases in compensation and benefits expenses and costs related to the hiring of additional personnel, as well as a related increase in employee stock ownership plan expense and expenses related to the granting of equity awards under the 2015 Equity Incentive Plan. The increases in occupancy, equipment, and advertising and marketing expenses were mainly related to the costs of the newly opened Hoboken Banking Center, along with the costs associated with new customer products and services. Professional services decreased due to a decrease in legal fees.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2015 and 2015 (Cont’d.)

Income taxes totaled $961,000 and $1.62 million during the six months ended September 30, 2016 and 2015, respectively.  The decrease of $656,000, or 40.6%, during the 2016 period resulted from lower pre-tax income, coupled with an overall decrease in the effective income tax rate which was 29.9% in the 2016 period compared with 33.6% for 2015. The reduced effective tax rate is attributable to the increased investment in bank owned life insurance and the tax benefit resulting from the adoption of ASU 2016-09, which amends the treatment for accounting for income taxes on certain employee share-based payment transactions

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $27.8 million, or 2.1% of total assets at September 30, 2016, as compared to $40.7 million, or 3.2% of total assets at March 31, 2016. The Company’s liquidity is a product of its operating and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its shareholders. The Company also has consistently repurchased shares of its common stock. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. On a stand-alone basis, at September 30, 2016, the Company had liquid assets of $44.1 million, which included $39.0 million in cash and cash equivalents and $5.1 million in securities available for sale.

Cash was generated by operating and financing activities and used by investing activities during the six months ended September 30, 2016. The primary sources of cash were net income, an increase in deposits, and proceeds from principal repayments, maturities and calls of securities and principal repayments on loans. The primary uses of funds were purchases of securities and loans, net loan originations, and the repurchase of common stock. Dividends declared and paid totaled $2.7 million during the six months ended September 30, 2016.

The Company’s primary investing activities are the origination, participation, and purchase of loans, and the purchase of securities. Net loans amounted to $881.6 million and $780.2 million at September 30, 2016 and March 31, 2016, respectively. Securities, including available for sale and held to maturity issues, totaled $317.1 million and $357.5 million at September 30, 2016 and March 31, 2016, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their assets as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At September 30, 2016, advances from the FHLB amounted to $224.5 million at a weighted average rate of 1.63%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $58.0 million at two large financial institutions under established, unsecured, overnight lines of credit at a daily adjustable interest rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2016, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $15.4 million which included $11.4 million for fixed rate loans and $4.0 million for adjustable rate loans.

At September 30, 2016, the Bank also had outstanding commitments to purchase one- to four-family fixed rate mortgage loans totaling approximately $5.3 million.

In addition, at September 30, 2016, the Bank had outstanding commitments to originate adjustable rate multi-family real estate loans of $15.0 million and commitments to originate adjustable rate commercial real estate loans of $26.4 million.

At September 30, 2016, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.8 million. In addition, there were unused funds from commercial lines of credit of $2.7 million at rates that adjust to the Wall Street Journal Prime Rate. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At September 30, 2016, the Bank also had a commitment to originate a $2.0 million adjustable rate commercial line of credit, and a commitment of $85,000 to originate an adjustable rate equity line of credit.

Certificates of deposit due within one year at September 30, 2016 totaled $199.1 million, or 39.3% of total certificates of deposit. Management believes that, based on past experience and the Bank’s deposit history, a significant portion of such deposits will remain with the Bank.  FHLB advances due within one year at September 30, 2016 totaled $93.0 million.

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Bank.

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition, the implementation of the new rule had no material impact on the Bank’s regulatory capital level or ratios. The new rule establishes limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rule has a capital conservation buffer requirement that phased in beginning January 1, 2016 at 0.625% percent of risk-weighted assets and increases each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019, when the full capital conservation buffer requirement will be effective. Management believes, as of September 30, 2016 that the Company and the Bank met all capital adequacy requirements to which it was subject.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Company’s and the Bank’s capital position at September 30 and March 31, 2016, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy Plus Capital Conservation Buffer		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar In Thousands)
September 30, 2016:
Total risk-based capital (to risk-weighted assets)
Bank	$251,015	35.15%	$61,588	8.625%	$71,406	10.00%
Company	308,104	43.07	61,700	8.625	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	245,815	34.42	47,307	6.625	57,125	8.00
Company	302,904	42.34	47,393	6.625	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	245,815	34.42	36,596	5.125	46,414	6.50
Company	302,904	42.34	36,662	5.125	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	245,815	18.86	52,125	4.000	65,157	5.00
Company	302,904	23.15	52,343	4.000	N/A	N/A
March 31, 2016:
Total risk-based capital (to risk-weighted assets)
Bank	$246,063	37.23%	$57,006	8.625%	$66,093	10.00%
Company	319,465	48.18	57,184	8.625	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	241,703	36.57	43,787	6.625	52,875	8.00
Company	315,105	47.53	43,924	6.625	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	241,703	36.57	33,873	5.125	42,961	6.50
Company	315,105	47.53	33,979	5.125	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	241,703	20.18	47,916	4.000	59,895	5.00
Company	315,105	26.08	48,329	4.000	N/A	N/A

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of the Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of residential and commercial real estate loans, and investment and mortgage-backed securities that have longer maturities than the Bank’s liabilities, which consist primarily of deposits. As a result, a principal part of the Bank’s business strategy is to manage interest rate risk and reduce the exposure of net interest income to change in market interest rates. Accordingly, our Board of Directors, through its Enterprise Risk Management Committee, has established an Asset/Liability Management Committee that is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and one outside director, operates under a policy adopted by the Board of Directors, and meets as needed to review the Bank’s asset/liability policies and interest rate risk position.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

The table below sets forth, as of June 30, 2016, the most recent date the Bank’s interest rate risk was measured, the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. Given the current economic environment, the Bank expects that these changes as of September 30, 2016 will not materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any assets of Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We estimate changes in NPV or net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
					(Decrease) in
		Estimated Increase		Estimated	Estimated Net
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)
+200 bp	$200,203	$(52,913)	(20.90)%	$27,283	$(1,311)	(4.58)%
0	253,116	—	—	28,594	—	—
(100)	256,900	3,784	1.49	28,357	(237)	(0.83)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one-year period at all maturities.

The table set forth above indicates that at June 30, 2016, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 20.9% decrease in NPV and a $1.3 million, or 4.6%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 1.5% increase in NPV and a $237,000, or 0.8%, decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, this data does not reflect any future actions management may take in response to changes in interest rates.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, as filed with the SEC on June 8, 2016, which could materially affect our business, financial condition and/or operating results.  As of September 30, 2016, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended September 30, 2016.
(b)	Use of Proceeds. Not applicable.
(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2016.

				Total Number	Maximum
				of Shares	Number of Shares
	Total			Purchased as	That May Yet Be
	Number of		Average	Part of Publicly	Purchased Under
	Shares		Price Paid	Announced Plan	the Plans or
Period	Purchased		Per Share	or Programs (1)	Programs (1)

July 1 - July 31, 2016	170,500		$15.01	170,500	717,247
August 1 - August 31, 2016	265,900		14.90	265,900	451,347
September 1 - September 30, 2016	62,613	(2)	14.97	48,000	1,558,347
Total	499,013		$14.95	484,400

__________________________________________

(1)

On March 11, 2015, the Company announced that its Board of Directors authorized a stock repurchase plan, that became effective on April 2, 2015, to acquire up to 2,731,000 shares of the Company's outstanding common stock. On October 28, 2015, the Company announced that its Board of Directors authorized an extension of the Company’s previously announced stock repurchase plan to acquire an additional 2,569,000 shares of the Company’s outstanding common stock. On September 8, 2016, the Company announced that its Board of Directors authorized an extension of the Company’s previously announced stock repurchase plan to acquire up to an additional 1,155,000 shares of the Company’s outstanding common stock.

(2)	Includes 14,613 shares repurchased for payment of taxes due upon the vesting of restricted stock awards under the Clifton Bancorp Inc. 2015 Equity Incentive Plan.
ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)
3.2	Bylaws of Clifton Bancorp Inc. (2)
4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (3)
10.1	Change in Control Employment Agreement, as amended, by and between Clifton Savings Bank and Michael Lesler*
10.2	Change in Control Employment Agreement by and between Clifton Savings Bank and Diane Scriveri*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

CLIFTON BANCORP INC.

Date:	November 7, 2016	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	November 7, 2016	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)