Form 10-Q
period 2016-12-31
Clifton Bancorp Inc.
filed 2017-02-07
CIK 1592329

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2017: 23,023,917 shares outstanding.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31,	March 31,
	2016	2016
ASSETS	(Unaudited)
Cash and due from banks	$4,796	$13,042
Interest-bearing deposits in other banks	17,481	18,027
Cash and Cash Equivalents	22,277	31,069
Securities available for sale, at fair value	4,639	9,591
Securities held to maturity, at cost (fair value of $314,760 at December 31, 2016 and $356,320 at March 31, 2016):	314,524	347,871
Loans receivable	942,469	784,589
Allowance for loan losses	(5,575)	(4,360)
Net Loans	936,894	780,229
Bank owned life insurance	61,340	56,162
Premises and equipment	8,678	8,081
Federal Home Loan Bank of New York stock	12,685	11,665
Interest receivable	3,522	3,112
Other assets	6,706	5,347
Total Assets	$1,371,265	$1,253,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$23,705	$17,937
Interest bearing	779,659	676,725
Total Deposits	803,364	694,662
Advances from Federal Home Loan Bank of New York	252,500	231,500
Advance payments by borrowers for taxes and insurance	7,326	7,336
Other liabilities and accrued expenses	4,977	4,352
Total Liabilities	1,068,167	937,850
Commitments and Contingencies
Stockholders' Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value), 85,000,000 shares authorized; 23,046,435 issued and outstanding at December 31, 2016; 24,000,043 issued and outstanding at March 31, 2016	230	240
Paid-in capital	210,431	222,752
Deferred compensation obligation under Rabbi Trust	544	412
Retained earnings	102,586	103,120
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(10,244)	(11,184)
Accumulated other comprehensive (loss) income	(83)	172
Stock held by Rabbi Trust	(366)	(235)
Total Stockholders' Equity	303,098	315,277
Total Liabilities and Stockholders' Equity	$1,371,265	$1,253,127

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Interest Income
Loans	$8,082	$6,320	$23,048	$18,394
Mortgage-backed securities	1,694	1,861	5,271	5,702
Debt securities	259	481	950	1,868
Other interest-earning assets	158	74	431	223
Total Interest Income	10,193	8,736	29,700	26,187
Interest Expense
Deposits	2,048	1,608	5,732	4,768
Advances	1,023	692	2,835	1,866
Total Interest Expense	3,071	2,300	8,567	6,634
Net Interest Income	7,122	6,436	21,133	19,553
Provision for Loan Losses	413	189	1,444	362
Net Interest Income after Provision for Loan Losses	6,709	6,247	19,689	19,191
Non-Interest Income
Fees and service charges	56	57	225	162
Bank owned life insurance	403	402	1,178	1,189
Gain on sale of securities	—	—	84	72
Gain on sale of real estate owned	1	—	1	—
Loss on disposal of premises and equipment	—	(1)	—	(2)
Other	—	2	—	5
Total Non-Interest Income	460	460	1,488	1,426
Non-Interest Expenses
Salaries and employee benefits	3,293	2,901	10,078	8,325
Occupancy expense of premises	483	397	1,334	1,144
Equipment	473	351	1,291	1,078
Directors' compensation	253	345	759	803
Advertising and marketing	221	130	473	295
Professional services	174	176	547	644
Federal deposit insurance premium	56	127	346	373
Other	401	406	1,316	1,266
Total Non-Interest Expenses	5,354	4,833	16,144	13,928
Income before Income Taxes	1,815	1,874	5,033	6,689
Income Taxes	596	549	1,557	2,166
Net Income	$1,219	$1,325	$3,476	$4,523
Net Income per Common Share
Basic	$0.06	$0.05	$0.16	$0.18
Diluted	$0.06	$0.05	$0.16	$0.18
Dividends per common share	$0.06	$0.06	$0.18	$0.24

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	22,019,680	24,474,876	22,336,672	24,770,605
Diluted	22,150,083	24,520,729	22,411,730	24,829,196

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income	$1,219	$1,325	$3,476	$4,523
Other comprehensive (loss) income:
Gross unrealized holding (loss) on securities available for sale, net of income taxes of $49 and $54, $45 and $65, respectively	(71)	(81)	(64)	(95)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $0 and $0, $34 and $29, respectively (A)	—	—	(50)	(43)
Benefit plan (loss), net of income taxes of $0 and $0, $101 and $0, respectively	—	—	(145)	—
Benefit plan amortization, net of income taxes of $0 and $(8), $(3) and $(26), respectively (B)	2	14	4	39
Total other comprehensive (loss)	(69)	(67)	(255)	(99)
Total comprehensive income	$1,150	$1,258	$3,221	$4,424

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)

Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors' compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Nine Months Ended December 31, 2016	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2016	24,000,043	$240	$222,752	$412	$103,120	$(11,184)	$172	$(235)	$315,277
Net income	—	—	—	—	3,476	—	—	—	3,476
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(255)	—	(255)
ESOP shares committed to be released	—	—	484	—	—	940	—	—	1,424
Stock option expense	—	—	253	—	—	—	—	—	253
Restricted stock awards granted	17,000	—	—	—	—	—	—	—	—
Restricted stock awards earned	—	—	1,018	—	—	—	—	—	1,018
Forfeited restricted stock awards	(27,295)	—	—	—	—	—	—	—	—
Repurchase restricted stock awards	(14,613)	—	(219)	—	—	—	—	—	(219)
Funding of Supplemental Executive Retirement Plan	—	—	—	132	—	—	—	(131)	1
Repurchase common stock	(928,700)	(10)	(13,857)	—	—	—	—	—	(13,867)
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,010)	—	—	—	(4,010)
Balance - December 31, 2016	23,046,435	$230	$210,431	$544	$102,586	$(10,244)	$(83)	$(366)	$303,098

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Nine Months Ended December 31, 2015	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2015	27,325,847	$273	$275,341	$273	$105,032	$(12,437)	$(481)	$—	$368,001
Net income	—	—	—	—	4,523	—	—	—	4,523
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(99)	—	(99)
ESOP shares committed to be released	—	—	372	—	—	940	—	—	1,312
Stock option expense	—	—	124	—	—	—	—	—	124
Restricted stock awards granted	511,784	5	(5)	—	—	—	—	—	—
Restricted stock awards earned	—	—	478	—	—	—	—	—	478
Repurchase restricted stock awards	(887)	—	(12)	—	—	—	—	—	(12)
Funding of Supplemental Executive Retirement Plan	—	—	—	147	—	—	—	(235)	(88)
Tax benefit from stock based compensation	—	—	185	—	—	—	—	—	185
Exercise of stock options	183,731	2	1,919	—	—	—	—	—	1,921
Repurchase common stock	(2,626,579)	(26)	(36,447)	—	—	—	—	—	(36,473)
Cash dividends declared ($0.24 per share)	—	—	—	—	(5,916)	—	—	—	(5,916)
Balance - December 31, 2015	25,393,896	$254	$241,955	$420	$103,639	$(11,497)	$(580)	$(235)	$333,956

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	December 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$3,476	$4,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	524	418
Net amortization of deferred fees and costs, premiums and discounts	828	684
Provision for loan losses	1,444	362
Realized gain on sale of securities available for sale	(84)	(72)
Loss on disposal of premises and equipment	—	2
Loss on disposal of real estate owned	28	—
Loss on write-down of real estate owned	109	—
(Gain) on acquisition of real estate owned	(28)	—
(Gain) on sale of real estate owned	(1)	—
(Increase) decrease in interest receivable	(410)	285
Deferred income tax (benefit)	(161)	(287)
(Increase) decrease in other assets	(349)	31
Increase in accrued interest payable	20	58
Increase in other liabilities	444	366
Income from bank owned life insurance	(1,178)	(1,189)
ESOP shares committed to be released	1,424	1,312
Restricted stock expense	1,018	478
Stock option expense	253	124
Income tax benefit from stock based compensation	(78)	—
Increase (decrease) in deferred compensation obligation under Rabbi Trust	1	(88)
Net Cash Provided by Operating Activities	7,280	7,007

Cash Flows From Investing Activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	1,107	6,381
Securities held to maturity	69,071	98,947
Proceeds from sale of securities available for sale	3,713	1,908
Proceeds from sale of real estate owned	172	—
Proceeds from life insurance	—	1,248
Redemptions of Federal Home Loan Bank of New York stock	9,158	158
Purchases of:
Securities held to maturity	(36,137)	(45,798)
Loans receivable	(35,517)	(38,969)
Bank owed life insurance	(4,000)	—
Premises and equipment	(1,121)	(882)
Federal Home Loan Bank of New York stock	(10,178)	(1,979)
Net (increase) in loans receivable	(123,936)	(20,977)
Net Cash (Used in) Provided by Investing Activities	$(127,668)	$37

See notes to consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Nine Months Ended
	December 31,
	2016	2015
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$108,702	$(25,474)
Net (decrease) increase in short-term advances from Federal Home Loan Bank of New York	(61,500)	41,500
Proceeds from long-term advances from Federal Home Loan Bank of New York	82,500	53,000
Principal payment on advances from Federal Home Loan Bank of New York	—	(55,000)
Net (decrease) increase in payments by borrowers for taxes and insurance	(10)	410
Repurchase restricted stock award	(219)	(12)
Exercise of stock options	—	1,921
Repurchase common stock	(13,867)	(36,473)
Dividends paid	(4,010)	(5,916)
Income tax benefit from stock based compensation	—	185
Net Cash Provided by (Used in) Financing Activities	111,596	(25,859)
Net (Decrease) in Cash and Cash Equivalents	(8,792)	(18,815)
Cash and Cash Equivalents - Beginning	31,069	49,308
Cash and Cash Equivalents - Ending	$22,277	$30,493
Supplemental Information:
Cash paid during the period for:
Interest on deposits and borrowings	$8,548	$6,576
Income taxes paid	$2,485	$3,501
Non cash activities:
Transfer from loans receivable to real estate owned	$953	$—

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine-month periods ended December 31, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2016, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 8, 2016.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares outstanding, and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Basic and diluted EPS have been determined based on the adjusted numbers of weighted average shares. The calculation of diluted EPS for the three and nine months ended December 31, 2016 includes incremental shares related to outstanding stock options of 130,403 and 75,058, respectively.  The calculation of diluted EPS for the three and nine months ended December 31, 2015 includes incremental shares related to outstanding stock options of 45,853 and 58,591, respectively. Shares issued or retired during any period are weighted for the portion of the period they were outstanding. During the three and nine months ended December 31, 2016, the average number of options which were antidilutive were 10,000 and 4,036, respectively.  During the three and nine months ended December 31, 2015, the average number of options which were antidilutive were 1,119,898 and 498,932, respectively.

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION

On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, that became effective on April 2, 2015, to acquire up to 2,731,000 shares, or 10%, of the Company’s outstanding common stock. On October 28, 2015, the Company announced that the Board of Directors authorized an extension of the stock repurchase plan to acquire an additional 2,569,000 shares, or 10%, of the Company’s outstanding common stock. On September 8, 2016 the Company announced that the Board of Directors again authorized an extension of the stock repurchase plan to acquire up to an additional 1,155,000 shares, or 5%, of the Company’s outstanding common stock.

During the nine months ended December 31, 2016 and 2015, approximately 928,700 and 2,620,724 shares were repurchased, respectively, under the repurchase plan at an aggregate cost of approximately $13.9 million, or $14.93 per share, and $36.4 million, or $13.89 per share, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

At the Company’s annual meeting of stockholders held on August 6, 2015, stockholders of the Company approved the Clifton Bancorp Inc. 2015 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant options to purchase up to 1,705,944 shares of Company common stock and may grant up to 682,377 shares of Company common stock as restricted stock awards.

On September 2, 2015, 511,784 shares of restricted stock were awarded, with a grant date fair value of $13.84 per share. To fund the grants of restricted common stock, the Company issued 511,784 shares from authorized shares. All shares of restricted stock granted on this date vest in equal installments over a five-year period beginning one year from the date of grant.

On April 6, 2016, 8,000 shares of restricted stock were awarded, with a grant date fair value of $14.89 per share. To fund the grant of restricted common stock, the Company issued 8,000 shares from authorized shares. All shares of restricted stock granted on this date vest one year from the date of grant.

On August 31, 2016, effective on September 12, 2016, 9,000 shares of restricted stock were awarded, with a grant date fair value of $15.16 per share. To fund the grant of restricted common stock, the Company issued 9,000 shares from authorized shares. All shares of restricted stock granted on this date vest in equal installments over a three-year period beginning one year from the date of grant.

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the nine months ended December 31, 2016 and 2015, $1.0 million and $478,000, respectively, in expense was recognized in regard to these restricted stock awards. The Company recognized approximately $418,000 and $195,000 of income tax benefits resulting from this expense for the nine months ended December 31, 2016 and 2015, respectively. The expected future compensation expense relating to the 367,778 non-vested restricted shares outstanding at December 31, 2016 is $4.6 million over a weighted average period of 3.6 years.

The following is summary of the status of the Company’s non-vested restricted shares:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2015	7,628	$10.02
Granted	511,784	13.84
Vested	(6,226)	9.27
Forfeited	(6,824)	13.84
Non-vested at March 31, 2016	506,362	13.84
Granted	17,000	15.03
Vested	(95,535)	13.84
Forfeited	(60,049)	13.84
Non-vested at December 31, 2016	367,778	13.89

Under the 2015 Equity Incentive Plan, on September 2, 2015, stock options to purchase 1,108,868 shares of Company common stock were awarded, with a grant date fair value of $1.63 per share and an expiration date of September 2, 2025. All of these stock options granted vest in equal installments over a five-year period beginning one year from the date of grant. Stock options were granted at an exercise price of $13.84 equal to the value of the Company’s common stock on the grant date based on quoted market prices. The fair value of the stock options of $1.63 was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of return of 1.92%, volatility of 12.50% and a dividend yield of 1.73%.

On April 6, 2016, stock options to purchase 10,000 shares of Company common stock were awarded, with a grant date fair value of $1.79 per share and an expiration date of April 6, 2026. All of these stock options granted vest one year from the date of grant. Stock options were granted at an exercise price of $14.89 equal to the value of the Company’s common stock on the grant date based on quoted market prices. The fair value of the stock options was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 5.5 years, risk-free rate of return of 1.28%, volatility of 14.92% and a dividend yield of 1.61%.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

Effective on September 12, 2016, stock options to purchase 10,000 shares of Company common stock were awarded, with a grant date fair value of $1.92 per share and an expiration date of September 12, 2026. All of these stock options granted vest one year from the date of grant. Stock options were granted at an exercise price of $15.16 equal to the value of the Company’s common stock on the grant date based on quoted market prices. The value of the stock options was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 5.5 years, risk-free rate of return of 1.28%, volatility of 15.63% and a dividend yield of 1.58%.

The expected option life was estimated as the mid-point between the vesting period and ten year life of the options. The risk-free rate of return was based on the rate on the grant date of a U.S. Treasury Note with a term equal to the expected option life. Expected volatility was based on the historical price activity of the Company’s common stock over the year prior to the grant date. The dividend rate was based on the cash dividends paid by the Company over the year prior to the grant date on its common stock.

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the nine months ended December 31, 2016 and 2015, $253,000 and $124,000, respectively, in stock option expense was recorded net of income tax benefits of $73,000 and $37,000, respectively. The expected future compensation expense relating to the 793,086 non-vested options outstanding at December 31, 2016 is $1.2 million over the weighted average period of 3.6 years.

A summary of stock option activity follows:

	Number of Stock Options	Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2015	345,174	$9.03 - $13.32	$9.93	2.79 Years	$1,444,950
Granted	1,108,868	13.84	13.84
Exercised	(183,731)	9.03 - 10.46	10.45		632,424
Forfeited	(17,060)	13.84	13.84
Outstanding at March 31, 2016	1,253,251	9.03 - 13.84	13.26	8.78 Years	2,333,383
Granted	20,000	14.89 - 15.16	15.03
Forfeited	(122,828)	13.84	13.84
Outstanding at December 31, 2016	1,150,423	9.03 - 15.16	13.23	7.99 Years	4,248,825

Exercisable at December 31, 2016	357,337	9.03 - 13.84	11.81	6.45 Years	1,825,232

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In Thousands)
Service cost	$23	$44	$69	$132
Interest cost	20	30	60	91
Amortization of unrecognized (gain) loss	(1)	13	(2)	38
Amortization of past service cost	3	9	9	27
Settlement charge	—	—	37	—
Net periodic benefit cost	$45	$96	$173	$288

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,701	$—	$62	$4,639
Total available for sale securities	$4,701	$—	$62	$4,639

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$9,460	$131	$—	$9,591
Total available for sale securities	$9,460	$131	$—	$9,591

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$24,968	$25	$227	$24,766
Corporate bonds	20,027	283	192	20,118
Municipal bonds	8,857	2	128	8,731
	53,852	310	547	53,615
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	55,514	644	793	55,365
Federal National Mortgage Association	187,303	2,012	1,754	187,561
Government National Mortgage Association	17,855	534	170	18,219
	260,672	3,190	2,717	261,145
Total held to maturity securities	$314,524	$3,500	$3,264	$314,760

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$29,941	$75	$21	$29,995
Corporate bonds	45,037	685	7	45,715
Municipal bonds	5,335	119	1	5,453
	80,313	879	29	81,163
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	53,004	1,494	45	54,453
Federal National Mortgage Association	200,672	5,661	235	206,098
Government National Mortgage Association	13,882	754	30	14,606
	267,558	7,909	310	275,157
Total held to maturity securities	$347,871	$8,788	$339	$356,320

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	December 31, 2016
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after five through ten years	$1,339	$1,335
Due after ten years	3,362	3,304
Total available for sale securities	$4,701	$4,639

Held to maturity:
Debt securities:
Due less than one year	$17,963	$17,982
Due after one through five years	7,778	7,713
Due after five through ten years	27,628	27,464
Due after ten years	483	456
	53,852	53,615
Mortgage-backed securities:
Due after one through five years	14,706	14,594
Due after five through ten years	92,103	92,008
Due after ten years	153,863	154,543
	260,672	261,145
Total held to maturity securities	$314,524	$314,760

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at December 31 and March 31, 2016 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,639	$62	$—	$—	$4,639	$62
Total available for sale securities	$4,639	$62	$—	$—	$4,639	$62

Held to maturity:
Debt securities:
Government-sponsored enterprises	$14,773	$227	$—	$—	$14,773	$227
Corporate bonds	9,834	192	—	—	9,834	192
Municipal bonds	8,295	128	—	—	8,295	128
	32,902	547	—	—	32,902	547
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	35,091	793	—	—	35,091	793
Federal National Mortgage Association	126,641	1,505	4,395	249	131,036	1,754
Government National Mortgage Association	7,483	122	1,033	48	8,516	170
	169,215	2,420	5,428	297	174,643	2,717
Total held to maturity securities	$202,117	$2,967	$5,428	$297	$207,545	$3,264

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$4,979	$21	$—	$—	$4,979	$21
Corporate bonds	4,993	7	—	—	4,993	7
Municipal bonds	787	1	—	—	787	1
	10,759	29	—	—	10,759	29
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	3,925	45	3,925	45
Federal National Mortgage Association	2,116	9	15,913	226	18,029	235
Government National Mortgage Association	—	—	1,246	30	1,246	30
	2,116	9	21,084	301	23,200	310
Total held to maturity securities	$12,875	$38	$21,084	$301	$33,959	$339

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Management does not believe that any of the unrealized losses at December 31, 2016 (two corporate bonds, three government-sponsored enterprises and sixteen municipal bonds included in debt securities, and forty-two FNMA mortgage-backed securities, eleven FHLMC mortgage-backed securities and four GNMA mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that the Company will not have to sell the securities before recovery of their amortized cost.

During the nine months ended December 31, 2016 and 2015, the proceeds from sales of securities available for sale totaled $3.7 million and $1.9 million, respectively, resulting in gross realized gains of $84,000 and $72,000, respectively.

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	December 31,	March 31,
	2016	2016
	(In Thousands)
Real estate:
One- to four-family	$644,605	$617,694
Multi-family	121,607	56,244
Commercial	160,136	97,379
	926,348	771,317
Commercial and industrial	2,497	201
Consumer:
Second mortgage and equity lines of credit	9,823	9,337
Passbook or certificate	532	600
Other loans	75	70
	10,430	10,007
Total Loans	939,275	781,525
Net purchase premiums, discounts, and deferred loan costs	3,194	3,064
Total Loans, Net	$942,469	$784,589

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

The changes in the allowance for loan losses for the three and nine months ended December 31, 2016 and 2015 are as follows:

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At September 30, 2016:
Total allowance for loan losses	$2,881	$975	$1,213	$22	$35	$—	$74	$5,200
Charge-offs	(38)	—	—	—	—	—	—	(38)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	73	142	243	5	—	1	(51)	413
At December 31, 2016:
Total allowance for loan losses	$2,916	$1,117	$1,456	$27	$35	$1	$23	$5,575

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2016:
Total allowance for loan losses	$2,922	$505	$865	$2	$44	$—	$22	$4,360
Charge-offs	(231)	—	—	—	—	—	—	(231)
Recoveries	2	—	—	—	—	—	—	2
Provision charged to operations	223	612	591	25	(9)	1	1	1,444
At December 31, 2016:
Total allowance for loan losses	$2,916	$1,117	$1,456	$27	$35	$1	$23	$5,575

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At September 30, 2015:
Total allowance for loan losses	$2,916	$307	$314	$4	$—	$43	$—	$41	$3,625
Charge-offs	(64)	—	—	—	—	—	—	—	(64)
Recoveries	—	—	—	—	—	—	—	—	—
Provision charged to operations	(12)	30	159	(2)	2	—	1	11	189
At December 31, 2015:
Total allowance for loan losses	$2,840	$337	$473	$2	$2	$43	$1	$52	$3,750

	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
At March 31, 2015:
Total allowance for loan losses	$2,704	$350	$353	$1	$—	$42	$—	$25	$3,475
Charge-offs	(90)	—	—	—	—	—	—	—	(90)
Recoveries	3	—	—	—	—	—	—	—	3
Provision charged to operations	223	(13)	120	1	2	1	1	27	362
At December 31, 2015:
Total allowance for loan losses	$2,840	$337	$473	$2	$2	$43	$1	$52	$3,750

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at December 31 and March 31, 2016.

December 31, 2016	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,916	1,117	1,456	27	35	1	23	5,575
Total	$2,916	$1,117	$1,456	$27	$35	$1	$23	$5,575
Loans:
Individually evaluated for impairment	$1,510	$193	$184	$—	$12	$—	$—	$1,899
Collectively evaluated for impairment	643,095	121,414	159,952	2,497	9,811	607	—	937,376
Total	$644,605	$121,607	$160,136	$2,497	$9,823	$607	$—	$939,275

March 31, 2016	One-to-Four Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,922	505	865	2	44	—	22	4,360
Total	$2,922	$505	$865	$2	$44	$—	$22	$4,360
Loans:
Individually evaluated for impairment	$1,221	$197	$186	$—	$12	$—	$—	$1,616
Collectively evaluated for impairment	616,473	56,047	97,193	201	9,325	670	—	779,909
Total	$617,694	$56,244	$97,379	$201	$9,337	$670	$—	$781,525

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amounts of classified loan balances are as follows at December 31 and March 31, 2016:

December 31, 2016	One-to Four -Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$640,664	$121,607	$159,952	$2,497	$9,823	$607	$935,150
Classified:
Special mention	567	—	—	—	—	—	567
Substandard	3,374	—	184	—	—	—	3,558
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$644,605	$121,607	$160,136	$2,497	$9,823	$607	$939,275

March 31, 2016	One-to Four -Family Real Estate	Multi-family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$613,559	$56,244	$97,193	$201	$9,277	$670	$777,144
Classified:
Special mention	639	—	—	—	—	—	639
Substandard	3,496	—	186	—	60	—	3,742
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$617,694	$56,244	$97,379	$201	$9,337	$670	$781,525

The following table provides information with respect to the Bank’s nonaccrual loans at December 31 and March 31, 2016. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. Nonaccrual loans differed from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained period of repayment performance (generally six consecutive months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	December 31,	March 31,
	2016	2016
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$3,257	$3,412
Commercial	184	186
Consumer and other loans:
Second mortgage	—	60
Total nonaccrual loans	$3,441	$3,658

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in the Bank’s loan portfolio at December 31 and March 31, 2016.

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
December 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$1,078	$1,347	$2,810	$5,235	$639,370	$644,605
Multi-family	—	—	—	—	121,607	121,607
Commercial	—	—	184	184	159,952	160,136
Commercial and industrial	—	—	—	—	2,497	2,497
Consumer and other loans:
Second mortgage and equity lines of credit	33	—	—	33	9,790	9,823
Passbook or certificate and other loans	32	2	—	34	573	607
Total	$1,143	$1,349	$2,994	$5,486	$933,789	$939,275

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
March 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$2,493	$992	$2,806	$6,291	$611,403	$617,694
Multi-family	—	—	—	—	56,244	56,244
Commercial	—	—	186	186	97,193	97,379
Commercial and industrial	—	—	—	—	201	201
Consumer and other loans:
Second mortgage and equity lines of credit	100	—	60	160	9,177	9,337
Passbook or certificate and other loans	19	—	—	19	651	670
Total	$2,612	$992	$3,052	$6,656	$774,869	$781,525

There were no loans that are past due greater than 90 days that were accruing as of December 31 and March 31, 2016.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or an in-substance repossession. As of December 31, 2016, we hold three foreclosed residential real estate properties with a carrying value of $730,000 as a result of obtaining physical possession. In addition, as of December 31, 2016, we have seven residential mortgage loans with a carrying value of $889,000 collateralized by residential real estate property for which formal foreclosure proceedings are in process.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Impaired loans, none of which had a related allowance at or for the three and nine months ended December 31, 2016 and 2015, and at or for the year ended March 31, 2016, were as follows:

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended December 31, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,510	$1,865	$1,408	$17
Multi-family	193	217	194	3
Commercial	184	184	184	—
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$1,899	$2,278	$1,798	$20

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended December 31, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,191	$1,383	$1,118	$7
Multi-family	762	787	765	9
Commercial	189	189	190	3
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$2,154	$2,371	$2,085	$19

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Nine Months Ended December 31, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,510	$1,865	$1,357	$45
Multi-family	193	217	195	9
Commercial	184	184	185	3
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$1,899	$2,278	$1,749	$57

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Nine Months Ended December 31, 2015	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,191	$1,383	$1,068	$28
Multi-family	762	787	772	36
Commercial	189	189	314	27
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$2,154	$2,371	$2,166	$92

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Year Ended March 31, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,221	$1,412	$1,091	$41
Multi-family	197	222	683	46
Commercial	186	186	285	30
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$1,616	$1,832	$2,071	$118

The recorded investment in loans modified in a troubled debt restructuring totaled $1.5 million and $994,000, respectively, at December 31 and March 31, 2016, of which $333,000 and $0, respectively, were 90 days or more past due, $16,000 and $0, respectively, were 60 to 89 days past due, and $55,000 and $213,000, respectively, were 30 to 59 days past due. The remaining loans modified were current at the time of the restructuring and have complied with the terms of their restructure agreements at December 31 and March 31, 2016. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents troubled debt restructurings by class during the period indicated.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
		(Dollars In Thousands)
Three Months Ended December 31, 2016
One- to Four-Family Real Estate	1	$178	$137	$38
Three Months Ended December 31, 2015
One- to Four-Family Real Estate	1	$162	$139	$23

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
		(Dollars In Thousands)
Nine Months Ended December 31, 2016
One- to Four-Family Real Estate	3	$646	$548	$38
Nine Months Ended December 31, 2015
One- to Four-Family Real Estate	2	$248	$234	$23

There were no defaults that occurred within twelve months of restructuring during the three and nine months ended December 31, 2016 and 2015.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 and March 31, 2016 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
December 31, 2016
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,639	$—	$4,639	$—
Total securities available for sale	$4,639	$—	$4,639	$—

March 31, 2016
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$9,591	$—	$9,591	$—
Total securities available for sale	$9,591	$—	$9,591	$—

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 and March 31, 2016 are as follow:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
December 31, 2016
Impaired loan	$33	$—	$—	$33
Real estate owned	61	—	—	61
March 31, 2016
Impaired loans	$364	$—	$—	$364

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31 and March 31, 2016.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
	(Dollars In Thousands)
December 31, 2016
Impaired Loan	$33	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)
Real estate owned	61	Market valuation of property (1)	Selling costs (2)	7% (7%)
March 31, 2016
Impaired Loans	$364	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)

(1)	Fair value is based on third party appraisals.
(2)	Estimated costs.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31 and March 31, 2016:

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

At December 31 and March 31, 2016, the fair value of the commitments to extend credit were not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
December 31, 2016	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$22,277	$22,277	$22,277	$—	$—
Securities available for sale	4,639	4,639	—	4,639	—
Securities held to maturity	314,524	314,760	—	314,760	—
Net loans receivable	936,894	913,505	—	—	913,505
FHLB of New York stock	12,685	12,685	—	12,685	—
Interest receivable	3,522	3,522	—	3,522	—
Financial liabilities:
Deposits	803,364	804,655	—	804,655	—
FHLB advances	252,500	253,038	—	253,038	—
Interest payable	423	423	—	423	—

		.	(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
March 31, 2016	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,069	$31,069	$31,069	$—	$—
Securities available for sale	9,591	9,591	—	9,591	—
Securities held to maturity	347,871	356,320	—	356,320	—
Net loans receivable	780,229	781,820	—	—	781,820
FHLB of New York stock	11,665	11,665	—	11,665	—
Interest receivable	3,112	3,112	—	3,112	—
Financial liabilities:
Deposits	694,662	700,372	—	700,372	—
FHLB advances	231,500	234,470	—	234,470	—
Interest payable	403	403	—	403	—

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 by the FASB and as IFRS 152 by the IASB, and amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The goals of the revenue recognition project are to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements while also providing “a more robust framework for addressing revenue issues.” The boards believe that the standard will improve the consistency of requirements, comparability of revenue recognition practices, and usefulness of disclosures. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard effective April 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements.

On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to improve the recognition and measurement of financial instruments. The ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard, effective April 1, 2018, is not expected to have a material impact on the Company’s consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The amendment simplifies several aspects of the accounting for employee hare-based payment transactions including the following: Accounting for income taxes; Classification of excess tax benefits on the statement of cash flow; Forfeitures; Statutory tax withholding requirements; Classification of awards as either equity or liabilities; Classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The ASU is aimed at reducing the cost and complexity of accounting for share-based payments, that will likely result in significant changes to net income and earnings per share, including the effect of the exclusion of windfall tax benefits from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method. For a public entity, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has adopted the standard effective April 1, 2016 on a prospective basis. Prior periods have not been retrospectively adjusted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The ASU also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. For a public entity, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. While the standard’s ultimate impact on the Company’s financial statements remains unknown today, we are in the initial stage of implementing this standard on April 1, 2020.

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

On December 14, 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements to clarify and amend key areas in Generally Accepted Accounting Principles (GAAP). Most of the amendments go into effect immediately, while others take effect for interim and annual reporting periods beginning after December 15, 2016. For a public entity, ASU 2016-19 is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The full adoption of this standard, effective April 1, 2017, is not expected to have a material impact on the Company’s consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, and for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II - “Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 under Part I - “Item 1A: Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Interest-earning assets consist primarily of investment and mortgage-backed securities and net loans, which comprised 23.3% and 68.3%, respectively, of total assets at December 31, 2016, as compared to 28.5% and 62.3%, respectively, of total assets at March 31, 2016. Cash and cash equivalents decreased to 1.6% of total assets at December 31, 2016, as compared to 2.5% at March 31, 2016. The Company’s mortgage-backed securities portfolio at December 31, 2016 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 47% U.S. government-sponsored or guaranteed enterprises, 37% corporate bonds and 16% municipal bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”).  Deposits increased $108.7 million, or 15.6%, between March 31, 2016 and December 31, 2016. Borrowed funds increased $21.0 million, or 9.1%, as new borrowings of $275.0 million were partially offset by repaid borrowings of $254.0 million. The balance at December 31, 2016 was $252.5 million, up from $231.5 million at March 31, 2016.

Net interest income increased $686,000, or 10.7%, during the three months ended December 31, 2016, when compared with the same 2015 period. The increase in net interest income was mostly due to a $1.5 million increase in total interest income, partially offset by a $771,000 increase in total interest expense. Average interest-earning assets increased $174.0 million, or 16.1%, compared with the same 2015 period, while average interest-bearing liabilities increased $209.2 million, or 26.3%, when compared with the same 2015 period. The $35.2 million decrease in average net interest-earning assets was mainly attributable to decreases of $8.0 million in the average balance of mortgage-backed securities, $36.8 million in the average balance of investment securities, and $1.9 million in the average balance of other interest-earning assets, coupled with increases of $104.7 million in the average balance of FHLB advances and $104.5 million in average interest bearing deposits, partially offset by an increase of $220.7 million in the average balance of loans.

The net interest rate spread decreased to 2.03% from 2.07% for the three months ended December 31, 2016 when compared with the same 2015 period. The increase of 2 basis points in the yield on interest-earning assets was more than offset by the increase of 6 basis points in the cost of interest-bearing liabilities. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended December 31, 2016, there was no change in non-interest income as compared to the comparable period in 2015. Provision for loan losses increased $224,000, or 118.5%, and non-interest expenses increased $521,000, or 10.8%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Assets at December 31, 2016 totaled $1.37 billion, which represents an increase of $118.1 million, or 9.4%, as compared with $1.25 billion at March 31, 2016. The increase in total assets was primarily due to an increase of $156.7 million in net loans.

Cash and cash equivalents decreased $8.8 million, or 28.3%, to $22.3 million at December 31, 2016 as compared to $31.1 million at March 31, 2016. Cash and cash equivalents were redeployed into higher yielding assets.

Securities available for sale at December 31, 2016 decreased $5.0 million, or 51.6%, to $4.6 million from $9.6 million at March 31, 2016, resulting primarily from principal repayments of $1.1 million, $3.7 million in proceeds from the sale of a security, and a decrease of $193,000 in the unrealized gain on the portfolio.

Securities held to maturity at December 31, 2016 decreased $33.4 million, or 9.6%, to $314.5 million from $347.9 million at March 31, 2016, resulting primarily from maturities, calls and repayments totaling $69.1 million, partially offset by purchases of securities totaling $36.1 million.

Net loans at December 31, 2016 increased $156.7 million, or 20.1%, to $936.9 million from $780.2 million at March 31, 2016.  The increase in the loan portfolio was mainly in multi-family and commercial loans, which increased $128.1 million, or 83.4%. The Bank continues to emphasize the growth of this loan portfolio. Repayment levels remained relatively stable during the three months ended December 31, 2016.

Total liabilities increased $130.3 million, or 13.9%, to $1.07 billion at December 31, 2016 from $937.9 million at March 31, 2016.  Deposits at December 31, 2016 increased $108.7 million, or 15.6%, to $803.4 million from $694.7 million at March 31, 2016. From March 31, 2016 to December 31, 2016, borrowed funds increased $21.0 million, to $252.5 million, with an outstanding weighted average interest rate of 1.69% at December 31, 2016, compared to 1.53% at March 31, 2016.

Total stockholders’ equity decreased $12.2 million, or 3.9%, to $303.1 million at December 31, 2016 from $315.3 million at March 31, 2016. The decrease resulted primarily from cash dividends paid of $4.0 million and repurchases of common stock of $13.9 million, partially offset by net income of $3.5 million.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015 (Cont’d.)

	Three Months Ended December 31,
	2016				2015
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans receivable	$911,385		$8,082	3.55%	$690,633		$6,320	3.66%
Mortgage-backed securities	264,882		1,694	2.56%	272,904		1,861	2.73%
Investment securities	53,522		259	1.94%	90,323		481	2.13%
Other interest-earning assets	25,522		158	2.48%	27,418		74	1.08%
Total interest-earning assets	1,255,311		10,193	3.25%	1,081,278		8,736	3.23%
Non-interest-earning assets	87,134				76,825
Total assets	$1,342,445				$1,158,103
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$53,830		14	0.10%	$54,474		15	0.11%
Savings and Club accounts	196,208		214	0.44%	139,017		62	0.18%
Certificates of deposit	513,925		1,820	1.42%	466,011		1,531	1.31%
Total interest-bearing deposits	763,963		2,048	1.07%	659,502		1,608	0.98%
FHLB Advances	241,000		1,023	1.70%	136,250		692	2.03%
Total interest-bearing liabilities	1,004,963		3,071	1.22%	795,752		2,300	1.16%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,720				14,683
Other non-interest-bearing liabilities	10,902				11,248
Total non-interest-bearing liabilities	34,622				25,931
Total liabilities	1,039,585				821,683
Stockholders' equity	302,860				336,420
Total liabilities and stockholders' equity	$1,342,445				$1,158,103
Net interest income			$7,122				$6,436
Interest rate spread				2.03%				2.07%
Net interest margin				2.27%				2.38%
Average interest-earning assets to average interest-bearing liabilities	1.25	x			1.36	x

Net income decreased $106,000, or 8.0%, to $1.2 million for the three months ended December 31, 2016 compared with $1.3 million for the same 2015 period. The decrease in net income resulted primarily from increases of $521,000, or 10.8%, in non-interest expenses, $224,000, or 118.5%, in provision for loan losses, and $47,000, or 8.7%, in income taxes, partially offset by an increase of $686,000, or 10.7%, in net interest income.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015 (Cont’d.)

Interest income on loans increased by $1.8 million, or 27.9%, to $8.1 million during the three months ended December 31, 2016, when compared with $6.3 million for the same 2015 period. The increase mainly resulted from an increase of $220.7 million, or 32.0%, in the average balance when compared to the same period in 2015, partially offset by a decrease of 11 basis points in the yield earned on the loan portfolio to 3.55% from 3.66%. Interest income on mortgage-backed securities decreased $167,000, or 9.0%, to $1.7 million during the three months ended December 31, 2016, when compared with $1.9 million for the same 2015 period. The decrease during the 2016 period resulted from a decrease of 17 basis points in the yield earned on mortgage-backed securities to 2.56% from 2.73%, coupled with a decrease of $8.0 million, or 2.9%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $222,000, or 46.2%, to $259,000 during the three months ended December 31, 2016, when compared to $481,000 for the same 2015 period, due to a decrease in the average balance of $36.8 million, or 40.7%, coupled with a decrease of 19 basis points in the yield earned on investment securities to 1.94% from 2.13%. Interest earned on other interest-earning assets, mainly FHLB stock, increased by $84,000, or 113.5%, to $158,000 during the three months ended December 31, 2016, when compared to $74,000 during the same 2015 period. The increase was due to a 140 basis point increase in the yield to 2.48% from 1.08%, coupled with an increase of $1.9 million, or 6.9%, in the average balance of these assets, which consist of interest-bearing deposits and FHLB stock.  The decreases in the yields on loans, mortgage-backed securities and investment securities were the result of continued overall lower market interest rates, and the maturities of higher yielding investment securities. The yield on other interest-earning assets was comprised mainly of relatively higher yielding FHLB stock.

Interest expense on deposits increased $440,000, or 27.4%, to $2.0 million during the three months ended December 31, 2016, when compared to $1.6 million during the same 2015 period. The increase was primarily attributable to an increase of $104.5 million, or 15.8%, in the average balance of interest-bearing deposits, coupled with a 9 basis point increase in the cost of interest-bearing deposits to 1.07% from 0.98%. The increase in balance was mainly the result of the Bank’s continued efforts to emphasize deposit taking through business relationships. Interest expense on borrowed money increased approximately $331,000, or 47.8%, to $1.0 million during the three months ended December 31, 2016 when compared with $692,000 during the same 2015 period. The increase was primarily attributable to an increase of $104.7 million, or 76.9%, in the average balance of borrowings, partially offset by a 33 basis point decrease in the cost of borrowings to 1.70% from 2.03%. The $209.2 million increase in average interest-bearing liabilities was due to an increase of $104.5 million in interest-bearing deposits coupled with an increase of $104.7 million in the average balance of borrowings. Borrowings were used primarily to fund loan demand. Net interest income increased $686,000, or 10.7%, during the three months ended December 31, 2016, to $7.1 million when compared to $6.4 million for the same 2015 period. The net interest rate spread decreased to 2.03% from 2.07% for the three months ended December 31, 2016 when compared the same 2015 period, due to a 6 basis point increase in the cost of interest-bearing liabilities, partially offset by a 2 basis point increase in the yield earned on interest-earning assets.

The provision for loan losses increased $224,000, or 118.5%, to $413,000 for the three months ended December 31, 2016 as compared to $189,000 for the same period in 2015. The increase in the provision for the 2016 period was mainly due to the result of the significant increase in the balance of outstanding loans, partially offset by more favorable trends in qualitative factors related to delinquencies considered in the periodic review of the general valuation allowance. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. At December 31, 2016 and 2015, the Bank’s non-accrual loans totaled $3.4 million and $4.3 million, respectively, representing 0.37% and 0.63%, respectively, of total gross loans, and 0.30% and 0.38%, respectively, of total assets. At March 31, 2016, nonaccrual loans totaled $3.7 million, or 0.47% and 0.29% of total gross loans and total assets, respectively. During the three months ended December 31, 2016, a $38,000 charge-off was recorded on a one- to four-family residential real estate loan. During the three months ended December 31, 2015, $64,000 in charge-offs were recorded on four one- to four-family residential real estate loans. At December 31, 2016, non-accrual loans consisted of seventeen loans secured by one- to four-family residential real estate and one loan secured by commercial real estate, while at December 31, 2015 non-accrual loans consisted of twenty loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, one loan secured by multi-family real estate, one second mortgage loan secured by one- to four-family residential real estate and one second mortgage loan secured by commercial real estate. Included in non-accrual loans at December 31, 2016 are four loans totaling $564,000 that were current or less than ninety days delinquent. At December 31, 2015, there were eight loans totaling $1.2 million that were current or less than ninety days delinquent included in non-accrual loans. All non-accrual loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.9 million, $1.6 million and $2.2 million at December 31, 2016, March 31, 2016 and December 31, 2015, respectively. The allowance for loan losses amounted to $5.58 million, $4.36 million, and $3.75 million, respectively, at December 31, 2016, March 31, 2016, and December 31, 2015, representing 0.59%, 0.56%, and 0.53% of total gross loans, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015 (Cont’d.)

Non-interest expenses increased $521,000, or 10.8%, to $5.35 million for the three months ended December 31, 2016, as compared to $4.83 million for the three months ended December 31, 2015. The increase was driven by increases of $392,000, or 13.5%, in salaries and employee benefits, $86,000, or 21.7%, in occupancy expense, $122,000, or 34.8%, in equipment expense, and $91,000, or 70.0%, in advertising and marketing expense, partially offset by decreases of $92,000, or 26.7%, in directors’ compensation and $71,000, or 55.9%, in federal deposit insurance premiums. The increase in salaries and employee benefits results from the hiring of business development, compliance, lending and Hoboken and Montclair Banking Center personnel. In addition, expenses rose due to typical annual increases in compensation and benefits expenses, and employee stock ownership plan expense due to an increase in the price of the Company’s common stock. The increases in occupancy and equipment, as well as advertising and marketing expenses, were mainly related to the costs of the Hoboken and Montclair Banking Centers, along with the costs associated with new products and services. The decrease in directors’ compensation was related to the retirement of a board member during the first fiscal quarter of 2016 and the shrinking of the board by one member at that time. Federal deposit insurance premiums decreased because of the revision of the FDIC assessment system beginning July 1, 2016.  Revisions for “small institutions” (under $10 billion in assets) resulted in, among other things, a change in the financial ratios method used to determine assessment rates.

Income taxes totaled $596,000 and $549,000 during the three months ended December 31, 2016 and 2015, respectively. The increase of $47,000, or 8.6%, resulted from an increase in the effective income tax rate, partially offset by lower pre-tax income. The overall effective income tax rate was 32.8% for the 2016 period compared with 29.3% for the 2015 period. The effective tax rate increased even though pretax income decreased mainly as result of disallowed compensation expense under Internal Revenue Code Section 162(m).

Comparison of Operating Results for the Nine Months Ended December 31, 2016 and 2015

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2016 and 2015 (Cont’d.)

	Nine Months Ended December 31,
	2016				2015
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Loans receivable	$856,318		$23,048	3.59%	$668,202		$18,394	3.67%
Mortgage-backed securities	268,886		5,271	2.61%	275,500		5,702	2.76%
Investment securities	61,965		950	2.04%	111,186		1,868	2.24%
Other interest-earning assets	28,008		431	2.05%	29,109		223	1.02%
Total interest-earning assets	1,215,177		29,700	3.26%	1,083,997		26,187	3.22%
Non-interest-earning assets	86,282				78,163
Total assets	$1,301,459				$1,162,160
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$53,560		43	0.11%	$53,854		45	0.11%
Savings and Club accounts	181,114		518	0.38%	140,951		178	0.17%
Certificates of deposit	494,157		5,171	1.40%	473,823		4,545	1.28%
Total interest-bearing deposits	728,831		5,732	1.05%	668,628		4,768	0.95%
FHLB Advances	232,400		2,835	1.63%	121,000		1,866	2.06%
Total interest-bearing liabilities	961,231		8,567	1.19%	789,628		6,634	1.12%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,189				14,070
Other non-interest-bearing liabilities	10,691				11,648
Total non-interest-bearing liabilities	32,880				25,718
Total liabilities	994,111				815,346
Stockholders' equity	307,348				346,814
Total liabilities and stockholders' equity	$1,301,459				$1,162,160
Net interest income			$21,133				$19,553
Interest rate spread				2.07%				2.10%
Net interest margin				2.32%				2.40%
Average interest-earning assets to average interest-bearing liabilities	1.26	x			1.37	x

Net income decreased $1.0 million, or 23.2%, to $3.5 million for the nine months ended December 31, 2016 compared with $4.5 million for the same 2015 period. The decrease in net income during the 2016 period resulted primarily from an increase of $2.2 million, or 15.9%, in non-interest expense, and an increase of $1.1 million, or 298.9%, in provision for loan losses, partially offset by an increase of $1.6 million, or 8.1%, in net-interest income and $62,000, or 4.4%, in non-interest income, coupled with a decrease of $609,000, or 28.1%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2016 and 2015 (Cont’d.)

Interest income on loans increased by $4.6 million, or 25.3%, to $23.0 million during the nine months ended December 31, 2016, when compared with $18.4 million for the same 2015 period.  The increase during the 2016 period mainly resulted from an increase of $188.1 million, or 28.2%, in the average balance of loans when compared to the same period in 2015, partially offset by a decrease of 8 basis points in the yield earned on the loan portfolio to 3.59% from 3.67%. Interest income on mortgage-backed securities decreased $431,000, or 7.6%, to $5.3 million during the nine months ended December 31, 2016, when compared with $5.7 million for the same 2015 period. The decrease during the 2016 period resulted from a decrease of 15 basis points in the yield earned on mortgage-backed securities to 2.61% from 2.76%, coupled with a decrease of $6.6 million, or 2.4%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $918,000, or 49.1%, to $950,000 during the nine months ended December 31, 2016, when compared to $1.9 million during the same 2015 period, due to a decrease of 20 basis points in yield to 2.04% from 2.24%, coupled with a decrease of $49.2 million, or 44.3%, in the average balance of investment securities.  Interest earned on other interest-earning assets, mainly FHLB stock, increased by $208,000, or 93.3% to $431,000 during the nine months ended December 31, 2016, when compared to $223,000 during the same 2015 period. The increase was the result of a 103 basis point increase in the yield to 2.05% from 1.02%, partially offset by a decrease of $1.1 million, or 3.8%, in the average balance of other interest-earning assets, which consists of interest-bearing deposits and FHLB stock.  The increase in the balance of loans resulted from the Bank’s continued emphasis on growth in its loan portfolio. The decreases in the yields on loans, mortgage-backed securities and investment securities were the result of continue overall lower market interest rates, and the maturities of higher yielding investment securities. The yield on other interest earning assets was comprised mainly of relatively higher yielding FHLB stock.

Interest expense on deposits increased $964,000, or 20.2%, to $5.7 million during the nine months ended December 31, 2016, when compared to $4.7 million during the same 2015 period. The increase was primarily attributable to an increase of $60.2 million, or 9.0%, in the average balance of interest-bearing deposits, coupled with the cost of interest-bearing deposits increasing 10 basis points to 1.05% from 0.95%. The increase in the balance was mainly the result of the Bank’s continued efforts to emphasize deposit taking through business relationships. Interest expense on borrowed money increased approximately $969,000, or 51.9%, to $2.8 million during the nine months ended December 31, 2016 when compared with $1.9 million during the same 2015 period. The increase was primarily attributable to an increase of $111.4 million, or 92.1%, in the average balance of borrowings, partially offset by a decrease of 43 basis points in the cost of borrowings to 1.63% from 2.06%. Borrowings were used primarily to fund loan demand. Net interest income increased $1.6 million, or 8.1%, during the nine months ended December 31, 2016, to $21.1 million when compared to $19.5 million for the same 2015 period. The $171.6 million increase in average interest-bearing liabilities was due to increases of $111.4 million in borrowings and of $60.2 million in interest-bearing deposits. The net interest rate spread decreased 3 basis points due to a 7 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 4 basis point increase in the average yield earned on interest-bearing assets.

The provision for loan losses increased $1.1 million, or 298.9%, to $1.4 million during the nine months ended December 31, 2016 as compared to $362,000 for the same period in 2015. The increase in the provision for the 2016 period was mainly due to the result of the significant increase in the balance of outstanding loans, partially offset by more favorable trends in qualitative factors related to delinquencies considered in the periodic review of the general valuation allowance. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015” for a discussion of non-performing and impaired loans as of December 31, 2016, March 31, 2016 and December 31, 2015.

Non-interest income increased $62,000, or 4.4%, to $1.5 million for the nine months ended December 31, 2016, as compared to $1.4 million for the comparable period in 2015, mainly due to an increase of 63,000, or 38.9%, in fees and service charges on loans and deposits.

Non-interest expenses increased $2.2 million, or 15.9%, to $16.1 million for the nine months ended December 31, 2016 as compared to $13.9 million for the nine months ended December 31, 2015. The increase was primarily the result of increases of $1.8 million, or 21.1%, in salaries and employee benefits, $190,000, or 16.6%, in occupancy expense, $213,000, or 19.8%, in equipment expense, and $178,000, or 60.3%, in advertising and marketing expense, partially offset by a decrease of $97,000, or 15.1%, in professional services. The increase in salaries and employee benefits includes typical annual increases in compensation and benefits expenses and costs related to the hiring of additional personnel. In addition, employee stock ownership plan expense rose due to an increase in the

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2016 and 2015 (Cont’d.)

price of the Company’s common stock and expenses related to the granting of equity awards under the 2015 Equity Incentive Plan. The increases in occupancy and equipment, as well as advertising and marketing expenses, were mainly related to the costs of the Hoboken and Montclair Banking Centers, along with the costs associated with new products and services. Professional services decreased due to a decrease in legal fees.

Income taxes totaled $1.6 million and $2.2 million during the nine months ended December 31, 2016 and 2015, respectively.  The decrease of $609,000, or 28.1%, during the 2016 period resulted from lower pre-tax income, coupled with an overall decrease in the effective income tax rate, which was 30.9% in the 2016 period compared to 32.4% for 2015. The reduced effective tax rate is attributable to the increased investment in bank owned life insurance and the tax benefit resulting from the adoption of ASU 2016-09, which amends the treatment for accounting for income taxes on certain employee share-based payment transactions, partially offset by disallowed compensation expense under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $27.8 million, or 2.1% of total assets at December 31, 2016, as compared to $40.7 million, or 3.2% of total assets at March 31, 2016. The Company’s liquidity is a product of its operating and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its shareholders. The Company also has consistently repurchased shares of its common stock. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. On a stand-alone basis, at December 31, 2016, the Company had liquid assets of $44.1 million, which included $39.0 million in cash and cash equivalents and $5.1 million in securities available for sale.

Cash was generated by operating and financing activities and used by investing activities during the nine months ended December 31, 2016. The primary sources of cash were net income, deposits, and proceeds from principal repayments, maturities and calls of securities and principal repayments on loans. The primary uses of funds were purchases of securities and loans, net loan originations, and the repurchase of common stock. Dividends declared and paid totaled $4.0 million during the nine months ended December 31, 2016.

The Company’s primary investing activities are the origination, participation, and purchase of loans, and the purchase of securities. Net loans amounted to $936.9 million and $780.2 million at December 31, 2016 and March 31, 2016, respectively. Securities, including available for sale and held to maturity issues, totaled $319.2 million and $357.5 million at December 31, 2016 and March 31, 2016, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments, maturities, and calls on existing loans and securities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their assets as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At December 31, 2016, advances from the FHLB amounted to $252.5 million at a weighted average rate of 1.69%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $63.0 million at two large financial institutions under established, unsecured, overnight lines of credit at daily adjustable interest rates.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2016, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $14.6 million, which included $5.4 million for fixed rate loans and $9.2 million for adjustable rate loans.

In addition, at December 31, 2016, the Bank had outstanding commitments to originate adjustable rate multi-family real estate loans of $6.9 million and adjustable rate commercial real estate loans of $13.3 million.

At December 31, 2016, the Bank also had outstanding commitments to purchase one- to four-family loans totaling approximately $8.6 million, which included $6.8 million for fixed rate loans and $1.8 million for adjustable rate loans. At December 31, 2016, the Bank also had outstanding commitments to purchase adjustable rate multi-family real estate loans totaling $9.2 million.

At December 31, 2016, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.6 million. In addition, there were unused funds from commercial lines of credit of $2.4 million at rates that adjust to the Wall Street Journal Prime Rate. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At December 31, 2016, the Bank also had a commitment to originate a $250,000 adjustable rate equity line of credit, and commitments of $80,000 to originate fixed rate second mortgage loans.

Certificates of deposit due within one year at December 31, 2016 totaled $200.3 million, or 37.9% of total certificates of deposit. Management believes that, based on past experience and the Bank’s deposit history, a significant portion of such deposits will remain with the Bank.  FHLB advances due within one year at December 31, 2016 totaled $91.0 million.

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Bank.

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition, the implementation of the new rule had no material impact on the Bank’s regulatory capital level or ratios. The new rule establishes limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rule has a capital conservation buffer requirement that phased in beginning January 1, 2016 at 0.625% percent of risk-weighted assets and increases each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019, when the full capital conservation buffer requirement will be effective. Management believes, as of December 31, 2016 that the Company and the Bank met all capital adequacy requirements to which it was subject.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Company’s and the Bank’s capital positions at December 31 and March 31, 2016, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy Plus Capital Conservation Buffer		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2016
Total risk-based capital (to risk-weighted assets)
Bank	$253,867	33.61%	$65,151	8.625%	$75,538	10.00%
Company	308,756	40.82	65,243	8.625	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	248,292	32.87	50,044	6.625	60,430	8.00
Company	303,181	40.08	50,114	6.625	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	248,292	32.87	38,713	5.125	49,100	6.50
Company	303,181	40.08	38,767	5.125	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	248,292	18.45	53,840	4.000	67,301	5.00
Company	303,181	22.44	54,043	4.000	N/A	N/A
March 31, 2016
Total risk-based capital (to risk-weighted assets)
Bank	$246,063	37.23%	$57,006	8.625%	$66,093	10.00%
Company	319,465	48.18	57,184	8.625	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	241,703	36.57	43,787	6.625	52,875	8.00
Company	315,105	47.53	43,924	6.625	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	241,703	36.57	33,873	5.125	42,961	6.50
Company	315,105	47.53	33,979	5.125	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	241,703	20.18	47,916	4.000	59,895	5.00
Company	315,105	26.08	48,329	4.000	N/A	N/A

In December 2016, the most recent notification from the OCC categorized the Bank as well capitalized as of September 30, 2016, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis (Cont’d)

The table below sets forth, as of September 30, 2016, the most recent date the Bank’s interest rate risk was measured, the estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. Given the current economic environment, as well as the Federal Reserve Board’s decision to raise interest rates in December 2016, these changes as of December 31, 2016 may materially differ from the results presented.  See “Item 1A: Risk Factors — Changes in interest rates may hurt our profits and asset value and our strategies for managing interest rate risk may not be effective” in our Annual Report on Form 10-K for the year ended March 31, 2016.   This data are for the Bank and its subsidiary only and do not include any assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We estimate changes in NPV or net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
					(Decrease) in
		Estimated Increase		Estimated	Estimated Net
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars In Thousands)
+200 bp	$199,855	$(52,917)	(20.93)%	$28,418	$(1,287)	(4.33)%
0	252,772	—	—	29,705	—	—
(100)	258,874	6,102	2.41	29,435	(270)	(0.91)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one-year period at all maturities.

The table set forth above indicates that at September 30, 2016, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 20.9% decrease in NPV and a $1.3 million, or 4.3%, decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 2.4% increase in NPV and a $270,000, or 0.9%, decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and that the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, the data do not reflect any future actions management may take in response to changes in interest rates.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV and net interest income table presented above assumes the composition of the Bank’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions we may take in response to changes in interest rates such as changing the mix of assets and liabilities, which could change the results of the NPV and net interest income calculations. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of the Bank’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on the Bank’s NPV, and net interest income and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, as filed with the SEC on June 8, 2016, which could materially affect our business, financial condition and/or operating results.  As of December 31, 2016, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended December 31, 2016.
(b)	Use of Proceeds. Not applicable.
(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2016.

			Total Number	Maximum
			of Shares	Number of Shares
	Total		Purchased as	That May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plan	the Plans or
Period	Purchased (1)	Per Share	or Programs (1)	Programs (1)

October 1 - October 31, 2016	39,800	$15.03	39,800	1,518,547
November 1 - November 30, 2016	-	-	-	1,518,547
December 1 - December 31, 2016	-	-	-	1,518,547
Total	39,800	$15.03	39,800

__________________________________________

(1)

On March 11, 2015, the Company announced that its Board of Directors authorized a stock repurchase plan, which became effective on April 2, 2015, to acquire up to 2,731,000 shares of the Company's outstanding common stock. On October 28, 2015, the Company announced that its Board of Directors authorized an extension of the Company’s previously announced stock repurchase plan to acquire an additional 2,569,000 shares of the Company’s outstanding common stock. On September 8, 2016, the Company announced that its Board of Directors again authorized an extension of the Company’s previously announced stock repurchase plan to acquire up to an additional 1,155,000 shares of the Company’s outstanding common stock.

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
101.0

The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

CLIFTON BANCORP INC.

Date:	February 7, 2017	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	February 7, 2017	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)