Form 10-K
period 2017-03-31
Clifton Bancorp Inc.
filed 2017-06-08
CIK 1592329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $336,232,528, based upon the closing price of $15.29 as quoted on the NASDAQ Global Select Market on September 30, 2016.

The number of shares outstanding of the registrant’s common stock as of May 31, 2017 was 22,299,036.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2017 Annual Report to Stockholders and of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

CLIFTON BANCORP INC.

ANNUAL REPORT ON FORM 10-K

Note on Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on Clifton Bancorp Inc.’ s (“Clifton Bancorp”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

General

Clifton Bancorp is a Maryland corporation that was incorporated in November 2013 to be the successor corporation to Clifton Savings Bancorp, Inc. (“Clifton Savings Bancorp”), the former stock holding company for Clifton Savings Bank, upon completion of the mutual-to-stock conversion of Clifton MHC, the former mutual holding company for Clifton Savings Bank.

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

Clifton Savings Bank has served its customers since 1928. We operate as a community-oriented financial institution offering traditional financial services and products to consumers and businesses in our market area. We attract deposits from the general public and primarily use those funds to originate one- to four-family, multi-family and commercial real estate and, to a much lesser extent, commercial and industrial and consumer loans, all of which we currently hold for investment.

Subsidiary Activities

Clifton Bancorp’s sole subsidiary is Clifton Savings Bank. Clifton Savings Bank has one wholly owned subsidiary, Botany Inc., a New Jersey investment company. At March 31, 2017, Botany Inc. had total assets of $205.9 million.

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

Market Area

We are headquartered in Clifton, New Jersey, which is located in northeast New Jersey and situated approximately 15 miles west of New York City. In addition to our main and loan offices located in Passaic County, we currently operate twelve banking centers in Bergen, Passaic, Essex and Hudson Counties in New Jersey, which, along with Morris and Union Counties in New Jersey, comprise our market area. We make loans, however, throughout New Jersey and in New York.

The economy in our market area has benefited from being varied and diverse. It is both urban and suburban with a broad economic base. As a result of its proximity to New York City, our market area is also home to a significant number of commuters working in the greater New York City metropolitan area. New Jersey and New York, with populations of approximately 8.8 million and 19.4 million, respectively, are considered amongst the most attractive banking markets in the United States.    As of March 2017, the unemployment rates for New Jersey and New York were 4.2% and 4.3%, respectively, which was lower than the national rate of 4.5%.

Competition

Deposits. There are a large number of financial institutions in our market area, and our competition includes larger regional and money center banks, local community banks, money market funds and the stock market. We have traditionally focused primarily on retail savings products, but have begun to emphasize business deposits. During the year ended March 31, 2017, the balance of deposits increased from $694.7 million at March 31, 2016 to $844.8 million at March 31, 2017. Certificates of deposit and all savings and checking deposits were 66% and 34%, respectively, of total deposits at March 31, 2017.

Loans. We face stiff competition for one- to four-family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one- to four-family residential loans include credit unions and mortgage brokers, which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competition for multi-family and commercial real estate loans is similarly intense and includes national, regional and community bank commercial lenders, many of which are larger than us and have more established networks and programs than we do.

Lending Activities

General. Our loan portfolio consists primarily of owner-occupied, one- to four-family mortgage loans secured by properties located in New Jersey. Our residential portfolio also includes investor owned, one- to four family properties in New Jersey and New York. To an increasing degree our loan portfolio includes multi-family and commercial real estate loans secured by properties located in New Jersey and New York and commercial lines of credit (secured and unsecured) to borrowers in those states. Clifton Savings Bank holds the loans it originates in its own portfolio. At March 31, 2017, Clifton Savings Bank had no loans that were held for sale.

One- to Four-Family Residential Loans. The origination of mortgage loans to enable borrowers to purchase or refinance existing homes remains the largest portion of our portfolio. We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. We manage the amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that we originate at any time; however, the relative percentages are largely determined by the demand for each in a competitive environment. The loan fees charged, interest rates and other terms are determined by us on the basis of our own pricing criteria, but is affected by competitive market conditions. At March 31, 2017, the average balance of our one- to four-family loans was $278,000 and we had twenty one- to four-family loans with outstanding balances in excess of $1.0 million.

We offer fixed-rate loans with terms of either 15, 20 or 30 years. Our adjustable-rate mortgage loans are based on a 30-year amortization schedule and interest rates and payments adjust annually after a three, five, seven or ten-year initial fixed period. Interest rates on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% above either the one-year or three-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

For investor-owned one- to four-family residential loans, we offer three, five, seven and ten year adjustable-rate loans based on up to a 30-year amortization schedule. Interest rates and payments adjust every five years after the initial term. Most loans adjust from 2.50% to 2.75% above the five-year constant maturity Treasury index. There are no lifetime interest rate ceilings; the floor is capped at the closing interest rate. Loan amounts do not exceed 75% of the original appraised value. We generally require an assignment of rents on these loans. With respect to loans on investor-owned properties, we typically increase the rate we charge over loans secured by owner-occupied, one- to four-family properties, as these loans involve a greater degree of risk than owner occupied properties. Approximately 9% of our one- to four-family loan portfolio consists of investor-owned properties.

We do not make conventional loans with loan-to-value ratios exceeding 90% (except for special programs outlined in the following paragraph) and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied, one- to four-family residences. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance. We require all properties securing mortgage loans to be appraised by independent appraisers approved by our Board of Directors. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance (and flood insurance for loans on property located in a flood zone) prior to closing the loan. We only originate full document loans and do not offer any one to four-family residential loans on an interest only or negative amortization basis. We do not offer FHA or VA loans.

In an effort to provide financing for first-time buyers, we offer a first-time home buyers’ program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines. All of these loans have private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property at origination. We also offer a program for low and moderate-income mortgagors, and for properties located within a low- or moderate-income geography.

We also lend to borrowers for second homes, but charge higher rates than on primary residences. The maximum loan-to-value ratio on a mortgage for a borrower’s second home is 80%.

As we originate all loans for our portfolio, we are able to offer loan modifications for borrowers who request them to receive a lower interest rate. Upon the request of the borrower, and based on the circumstances presented, we will reduce the interest rate on a loan to the rate we are offering new customers on the same product in exchange for the payment of up to one point on the borrower’s outstanding loan balance. We will not modify loans that are not performing in accordance with their original terms under this program.

Multi-Family and Commercial Real Estate Loans. To an increasingly greater degree, we offer adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family real estate loans are generally secured by a variety of small and mid-size apartment buildings and complexes. Our commercial real estate loans are generally secured by real estate such as strip malls, small retail locations, mixed-use properties and other non-residential buildings. At March 31, 2017, we had $123.9 million in multi-family loans and $170.5 million in commercial real estate loans. At March 31, 2017, the portfolio included participations in $55.4 million of loans with financial institutions in our market area. The properties are secured by multi-family and commercial real estate.

We generally originate adjustable-rate multi-family and commercial real estate loans for initial adjustment periods of up to 10 years based on an amortization schedule of up to 25 or 30 years. Interest rates and payments on our adjustable-rate loans historically were adjusted every five, seven or ten years after their initial fixed period, or every year after a 10-year initial fixed period. Most loans adjust from 2.00% to 3.25% above the one-year, five-year or 10-year constant maturity Treasury index. There are no lifetime interest rate caps. Loan amounts do not exceed 75% of the original appraised value. We generally require an assignment of leases and rents, UCC-1 filings and generally personal guarantees.

Since March 31, 2016, our multi-family and commercial real estate loan portfolio has increased $140.8 million, or 91.6%, and at March 31, 2017 was 29.1% of our total loan portfolio. We have also begun offering commercial and industrial loans, which include commercial lines of credit and term loans, and have expanded our one- to four-family investor owned real estate. We believe the expansion of our lending activities will help diversify our balance sheet, improve our interest rate risk exposure, increase our presence in our market area and establish strong relationships with new and existing customers. We intend to continue these efforts. Further, we expect to pursue larger lending relationships and selected additional purchases and participations within New Jersey and New York.

At March 31, 2017, the average balance of our multi-family and commercial loans were $1.5 million and $1.6 million, respectively, and we had 75 loans in these categories that exceeded $1.0 million. Our largest multi-family loan was a $10.0 million participation in a loan secured by a multifamily property in Queens, New York, and our largest commercial loan was a $15.4 million loan secured by a shopping center in Passaic County, New Jersey. At March 31, 2017, these loans were performing in accordance with their terms.

Residential Construction Loans. To a much lesser extent, we originate loans to finance the construction of residential dwellings. We currently offer construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally have a maximum loan-to-value ratio of 70%. Loan proceeds are disbursed in increments as construction progresses and as independent inspections warrant. We use independent fee appraisers for construction disbursement purposes. At March 31, 2017, there were no outstanding construction loans in the loan portfolio.

Commercial and Industrial. We offer commercial lines of credit that are unsecured or secured by commercial real estate as well as term loans. The commercial lines of credit are usually indexed from 1.00% to 1.50% above the prime rate, are generally originated with a 1-year term and draw period, and are interest only during the draw period, with a required annual clean up.

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

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than one- to four-family, owner occupied residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s and, if applicable, the guarantor’s creditworthiness and the feasibility and cash flow potential of the property that secures the loan. Payments on loans secured by income properties are typically dependent on the income provided by the property, and the successful operation or management of the property. As a result, the repayment ability of borrowers may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loan borrowers. We attempt to monitor the cash flows for an income-producing property through annual financial statements and rent rolls revision. Management performs annual reviews and prepares evaluations on most loans where the loan is secured by multi-family and commercial real estate.

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

Commercial and Industrial. Consists of secured and unsecured commercial lines of credit and term loans, which are considered to involve a higher degree of risk of loss than long-term financing due to the concentration of principal in a limited number of borrowers and the effects of general economic conditions on the business and/or the value of the underlying collateral, if any. Unsecured lines have a greater risk than those secured by real estate.

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

Loan Originations and Purchases. Our loan originations come from a number of sources. The customary sources include internet mortgage loan marketers, mortgage brokers, direct solicitation by Clifton Savings Bank’s loan originators, advertising, referrals from customers, personal contacts by our staff and, in some instances, other lenders. We retain for our portfolio all of the loans that we originate. We purchase real estate loans on properties located within the state of New Jersey and New York from banks and mortgage brokers to supplement our own originations. We generally service our purchased one- to four-family residential loans. Each purchased loan is subject to our underwriting review and we review every loan file we purchase.

Loan Approval Procedures and Authority. Our policies and loan approval limits are established and approved by the Board of Directors. Most residential mortgage loans and consumer loans require the approval of senior management and are ratified by the Loan Committee of the Board of Directors. All other residential loans require the approval of the Loan Committee of the Board of Directors. All multi-family, commercial and investor-owned real estate loans, including lines of credit, require approval of the Commercial Loan Committee of the Board of Directors. The Loan Committee and Commercial Loan Committee typically meet weekly.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation. At March 31, 2017, our regulatory limit on loans to one borrower was $38.6 million. At that date, our largest lending relationship was $17.4 million and consisted of two loans, one secured by a participation in a 79 unit multi-family property in Queens, New York and another loan secured by a 9 unit commercial property in New York, New York, which were performing according to their original repayment terms at March 31, 2017.

Loan Commitments. We issue commitments for multi-family and commercial real estate loans conditioned upon the occurrence of certain events. Commitments to originate one- to four-family real estate loans, including investor-owned real estate, and excluding lines of credit and loan purchases, at March 31, 2017 totaled $5.4 million. Commitments to purchase one- to four-family real estate loans totaled $7.7 million at March 31, 2017. Commitments to originate multi-family and commercial real estate loans totaled $23.1 million and $14.1 million, respectively, at March 31, 2017.

Non-Performing and Problem Assets. When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When the loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If payment is not received by the 45th day of delinquency additional late charges and delinquency notices are issued. We will continue our collection efforts through the 60th and 90th days of delinquency. After the 120th day of delinquency, if we are not engaged in collection efforts, we will send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure proceedings.

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

Investment Activities

We invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of New York and certificates of deposit and other deposit accounts of federally insured institutions. We also invest a portion of our assets in corporate debt securities. In addition, we maintain an investment in Federal Home Loan Bank of New York stock. We had no investments in derivative securities at March 31, 2017.

Historically, our investment portfolio has consisted of a mix of both available for sale and held to maturity securities. Currently, most of our securities are held to maturity. We expect to continue to purchase short-term investments, such as U.S. treasury and government agency securities, and to a lesser extent, corporate and municipal securities.

At March 31, 2017, our investment portfolio consisted of federal agency debt securities with remaining maturities of 6 years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 15 years or more, corporate debt securities with maturities of 7 years or less and municipal bonds with maturities of 13 years or less. Our federal agency debt securities are issued by Freddie Mac, Fannie Mae, the Federal Home Loan Bank and the Federal Farm Credit Agency, all of which are U.S. government or government-sponsored entities. During the year ended March 31, 2017, we mostly purchased shorter-term callable agency securities for interest rate risk management purposes and some mortgage-backed securities for cash flow purposes. Changes in general interest rates and market conditions may result in calls of certain securities, which may cause actual maturities to differ from contractual maturities.

Our investment objectives are to provide and maintain liquidity, to balance and minimize risk, to provide collateral for pledging requirements, to manage interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a competitive return. Clifton Savings Bank’s Investment Committee of the Board of Directors has the overall responsibility for Clifton Savings Bank’s investment portfolio, including approval of its investment policy. The Investment Committee consists of five members of our Board of Directors and is responsible for approval of investment strategies and monitoring of investment performance. Clifton Savings Bank’s Chief Financial Officer is the designated investment officer and, in conjunction with the President and Chief Executive Officer, is responsible for the daily investment activities, and is authorized to make investment decisions consistent with Clifton Savings Bank’s investment policy. The Investment Committee meets regularly with the President and Chief Executive Officer and Chief Financial Officer to review investment strategies and transactions.

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

Borrowings. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of New York and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 50% of an institution’s assets, and limits short-term borrowings of less than one year to 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. Additionally, Clifton Savings Bank has the ability to borrow funds of up to an aggregate of $63 million at two large financial institutions under established unsecured overnight lines of credit at a daily adjustable rate. There were no outstanding drawings on either of these lines at March 31, 2017.

Personnel

As of March 31, 2017, we had 119 full-time employees and eight part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Regulation and Supervision

General

Clifton Savings Bank, as a federal savings bank, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. Clifton Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Clifton Savings Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate Clifton Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Reserve, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Clifton Bancorp and Clifton Savings Bank and their operations.

Federal Banking Regulation

Business Activities. The activities of Clifton Savings Bank are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for Clifton Savings Bank, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the Bank’s capital or assets.

Capital Requirements. The minimum capital level requirements applicable to Clifton Bancorp and Clifton Savings Bank are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The capital adequacy rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Insurance of Deposit Accounts. Clifton Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Deposit insurance per account owner is currently $250,000. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Institutions deemed less risky pay lower assessments. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment. The Federal Deposit Insurance Corporation has set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

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

Qualified Thrift Lender Test. Federal law requires savings banks to meet a qualified thrift lender test. Under the test, a savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions and may face enforcement action and dividend limitations. As of March 31, 2017, Clifton Savings Bank maintained 80.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations restrict capital distributions by savings banks, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings bank. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of the capital distribution if: (i) the total capital distributions for the applicable calendar year exceeds the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years that is still available for dividend; (ii) the savings bank would not be at least adequately capitalized following the distribution; (iii) the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or (iv) the savings bank is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or fail a capital requirement).

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

Transactions with Related Parties. Federal law limits Clifton Savings Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Clifton Savings Bank, including Clifton Bancorp and its other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of Clifton Savings Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings bank may purchase the securities of any affiliate other than a subsidiary.

Clifton Bancorp is generally prohibited from making loans to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Clifton Savings Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited based, in part, on Clifton Savings Bank’s capital level and compliance with certain Board approval procedures. Loans to insiders are required to be made on terms substantially the same as those offered to unaffiliated individuals and cannot involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers and directors over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

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

Federal Home Loan Bank System. Clifton Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Clifton Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Clifton Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2017 of $13.7 million.

Federal Reserve System. The Federal Reserve Board regulations require savings banks to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2017, the regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including

$115.1 million; and a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Clifton Savings Bank is in compliance with the foregoing requirements.

Other Regulations

Clifton Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Real Estate Settlement Procedures Act of 1974, governing disclosures of closing costs to borrowers and loan servicing practices and

•	Rules and regulations of the various federal agencies, including the Consumer Financial Protection Bureau, charged with the responsibility of implementing such federal laws.

The operations of Clifton Savings Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), and the related regulations of the Federal Reserve Board, which require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the anti-money laundering (“AML”) compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

•	The Bank Secrecy Act of 1970, which requires financial institutions in the United States to keep records of cash purchases of negotiable instruments, file reports of cash purchases of negotiable instruments exceeding a daily amount of $10,000 or more and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

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

Capital Requirements. As a savings and loan holding company, Clifton Bancorp is subject to consolidated regulatory capital requirements that are similar to those that apply to Clifton Savings Bank. See “Regulation and Supervision-Federal Banking Regulation-Capital Requirements.”

Source of Strength. The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for consultation with a holding company’s Federal Reserve Bank as to capital distributions in certain circumstances such as where net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the overall rate of earnings retention is inconsistent with capital needs and overall financial condition. The Federal Reserve Board has also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Federal and State Taxation

Federal Income Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2013. For its 2017 fiscal year, Clifton Bancorp’s maximum federal income tax rate was 34%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, savings institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. Clifton Savings Bank’s reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $6.4 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Clifton Savings Bank makes a “non-dividend distribution” to Clifton Bancorp as described below.

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

New York State Taxation. Clifton Savings Bank and Clifton Bancorp are subject to New York’s corporate franchise tax, which is based on the combined entire net income of the Company and its affiliates allocable and apportionable to New York State and taxed at a rate of 6.5% beginning January 1, 2016. In addition, the Company and its affiliates are subject to the Metropolitan Transportation Authority (“MTA”) Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge rate is 28% of the New York State franchise tax calculated using a 6.5% tax rate on allocated and apportioned entire net income for tax years beginning on or after January 1, 2016.

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

Executive Officers of the Registrant

The executive officers of Clifton Bancorp, Clifton Savings Bank, and Botany Inc. are elected annually by, and serve at the discretion of, their respective Boards of Directors. The executive officers of Clifton Bancorp, Clifton Savings Bank, and Botany Inc. are:

Name	Position
Paul M. Aguggia	Chairman of the Board, President and Chief Executive Officer of Clifton Bancorp and Clifton Savings Bank, and Director of Botany Inc.

Stephen A. Hoogerhyde	Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Residential Loan Officer of Clifton Savings Bank

Christine R. Piano, CPA	Executive Vice President, Chief Financial Officer and Treasurer of Clifton Bancorp, Executive Vice President and Chief Financial Officer of Clifton Savings Bank, and Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc.

Patricia C. Hrotko	Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Revenue Officer of Clifton Savings Bank

Michael Lesler	Executive Vice President, Chief Operating Officer and Corporate Secretary of Clifton Bancorp and Clifton Savings Bank, and President of Botany Inc.

Diane Scriveri	Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Commercial Loan Officer of Clifton Savings Bank

Below is information regarding the executive officers of Clifton Bancorp and Clifton Savings Bank who are not also directors. Unless otherwise stated, each executive officer has held his or her current position for at least the last five years. Ages presented are as of March 31, 2017.

Stephen A. Hoogerhyde has been Executive Vice President of Clifton Bancorp since April 2014, and Executive Vice President and Chief Residential Loan Officer of Clifton Savings Bank since March 2003 and April 2002, respectively. Mr. Hoogerhyde served as Senior Vice President from April 2002 until March 2003. Prior to April 2002, Mr. Hoogerhyde served Clifton Savings Bank as Vice President and Mortgage Officer. Mr. Hoogerhyde has served with Clifton Savings Bank for over 30 years. Age 62.

Christine R. Piano, a certified public accountant, has been Executive Vice President of Clifton Bancorp since April 2014, Chief Financial Officer and Treasurer of Clifton Bancorp since 2013 and Executive Vice President and Chief Financial Officer of Clifton Savings Bank since April 2003 and March 1999, respectively. Ms. Piano served as Vice President from March 2000 to April 2003. Ms. Piano has served with Clifton Savings Bank for over 18 years. Ms. Piano has been Director, Chief Financial Officer, Treasurer and Secretary of Botany Inc. since its inception in December 2004. Age 53.

Patricia C. Hrotko has been Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Revenue Officer of Clifton Savings Bank since April 2014. From September 2007 to February 2014, Ms. Hrotko served as Senior Vice President - Marketing and Corporate Communications of Sterling National Bank in New York, New York. Prior to that time, Ms. Hrotko held a similar role at First Morris Bank and Trust, a community bank headquartered in Morristown, New Jersey (merged into Provident Bank of New Jersey). Age 53.

Michael Lesler has been Executive Vice President and Chief Operating Officer of Clifton Bancorp and Clifton Savings Bank since April 2016. From December 2013 to April 2016, Mr. Lesler served as President and Chief Executive Officer of Bancorp of New Jersey, Inc. and its wholly owned subsidiary, Bank of New Jersey. From June 2009 to December 2013, Mr. Lesler served as President and Chief Operating Officer of Bancorp of New Jersey, Inc. and Bank of New Jersey. Prior to that time, Mr. Lesler was the Executive Vice President and Chief Financial Officer of Bancorp of New Jersey, Inc. and Bank of New Jersey. Age 46.

Diane Scriveri has been Executive Vice President of Clifton Bancorp and Executive Vice President and Chief Commercial Loan Officer of Clifton Savings Bank since September 2016. From January 2007 to September 2016, Ms. Scriveri served as Executive Vice President and Chief Lending Officer of Bogota Savings Bank. Age 55.

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

We are subject to significant interest rate risk as a financial institution with a high percentage of fixed rate loans and certificates of deposit on our balance sheet. During the past several years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels. As a result, recent market rates on the loans we have originated and the yields on securities we have purchased have been at relatively low levels. Our interest-bearing liabilities, on the other hand, likely will reprice or mature more quickly than our interest-earning assets, much of which has been booked relatively recently. Accordingly, if market interest rates increase, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our future profitability. Specifically, at March 31, 2017, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 28.2% decrease in net portfolio value and a $1.3 million, or 3.9%, decrease in net interest income. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay their loans, particularly adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

Our earnings may be negatively impacted as a result of our plans to grow and diversify our loan portfolio.

Our strategy to grow and diversify our loan portfolio by increasing our multi-family and commercial real estate lending activities has resulted, and will continue to result, in increased operating expenses, mainly associated with the hiring of personnel and the addition of appropriate infrastructure. These expenses will relate to salaries and employee benefits for additional staff, increased marketing efforts, investment in technology and developing our deposit products to better serve business customers. Over time, we anticipate that we will generate additional income related to this growth and diversification strategy.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. This risk is heightened by the lack of seasoning in our multi-family and commercial real estate portfolios, which have grown materially in the past year. Our emphasis on loan growth and on increasing our portfolio of multi-family and commercial real estate loans, as well any future credit deterioration, will require us to increase our allowance further in the future.

In addition, the Office of the Comptroller of the Currency periodically reviews our allowance for loan losses and could require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Our increase in multi-family and commercial real estate lending exposes us to increased lending risks and related loan losses.

From March 31, 2016 to March 31, 2017 our multi-family and commercial portfolio increased $140.8 million. Our current business strategy is to continue to increase our originations of multi-family and commercial real estate loans. Multi-family and commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Further, we may increase our loans to individual borrowers, which would result in larger loan balances. To the extent that borrowers have more than one multi-family or commercial loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential real estate loan. Moreover, if loans that are collateralized by multi-family or commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our earnings and financial condition.

It is difficult for us to assess the future performance of newly originated multi-family and commercial real estate loans because our relatively limited experience in this type of lending does not provide us with a significant payment history from which to judge future collectability, especially under different, less robust economic environments. Accordingly, these unseasoned loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which would adversely affect our earnings and financial condition.

Regulatory emphasis on commercial and multi-family real estate lending could curtail our growth.

In 2006, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of non-owner occupied commercial and multi-family estate increased from 23.5% to 103.5% of total risk-based capital from March 31, 2014 to March 31, 2017. Moreover, this portfolio increased by $225.5 million, from $40.6 million to $266.1 million, for the 36 months ended March 31, 2017.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the Office of the Comptroller of the Currency, our primary federal regulator, were to impose restriction on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.

Our concentration on residential mortgage loans exposes us to risks.

At March 31, 2017, $702.4 million, or 69.5%, of our loan portfolio was secured by one- to four-family real estate in New Jersey and, to lesser extent, New York, and we intend to continue this type of lending in the foreseeable future. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of a downturn in the local housing market has reduced (and would reduce) the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

The building of market share through our banking center strategy and our investments in products and services has caused our expenses to increase.

We opened full-service, technologically advanced banking centers in Hoboken, New Jersey in fiscal 2016 and in Montclair, New Jersey in fiscal 2017. We may also open additional banking centers in the future. There are considerable costs involved in opening banking centers, especially in light of the capabilities needed to compete in today’s environment. Moreover, new banking centers generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, our new banking centers have negatively impacted our earnings and can be expected to do so for some period of time. Our investments in products and services, and the related personnel required to implement new policies and procedures, take time to earn returns and can be expected to negatively impact our earnings for the foreseeable future.

Our inability to achieve profitability on new banking centers may negatively affect our earnings.

We have expanded our presence throughout our market area and we intend to pursue further expansion, either by de novo or through the purchase of branches from other financial institutions. The profitability of our expansion strategy will depend on whether the income that we generate from the new banking centers will offset the increased expenses resulting from operating these banking centers. We expect that it may take a period of time before these banking centers can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these banking centers may negatively affect our net income.

Our strategy of transitioning from higher-rate non-core deposits to lower cost core deposits will take time and may not be successful.

Core deposits, including checking and savings accounts, are a lower cost source of funds than time deposits, and we have made a concerted effort to increase lower cost transaction and savings deposit accounts and reduce our dependence on traditionally higher cost certificates of deposit. Our current strategy is to competitively price our core deposits in order to increase core deposit relationships. In addition, we have introduced new products or offer promotional deposit rates on certain deposit products in order to attract deposits. Despite our strategy, which takes time to impact results, certificates of deposit still comprise 66% of total deposits at March 31, 2017. Certificates of deposit due within one year of March 31, 2017 totaled $258.2 million, or 30.6% of total deposits. If these deposits do not remain with us, or we are not successful in attracting lower cost core deposits, we will be required to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on maturing certificates of deposit.

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

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our financial condition and results of operation. We expect to expend resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

We must keep pace with technological change to remain competitive.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, as well as related essential personnel. Many of our competitors have already implemented critical technologies and have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Improvements in technology will increase our costs and may impact our growth strategies.

In order to improve our technology and competitiveness, we changed our core service/data services provider during fiscal 2015. This resulted in additional data related costs. During 2016, we added new technology including mobile banking, appointment banking, local WiFi and cash recycling. Going forward, we plan to continue to update to new technologies to enhance the customer experience and ultimately increase the efficiency of our operations. We believe such technological changes are necessary to be able to effectively compete in our marketplace. Such changes will increase expenses. In addition, we may experience delays in acquisition and implementation of new technologies, which could further increase costs and adversely impact our growth strategies.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or outside persons, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulations, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Our dividends could be limited or eliminated.

Our ability to pay dividends to our stockholders is based primarily upon the ability of Clifton Savings Bank to make capital distributions to Clifton Bancorp, which in turn is dependent to a significant degree on our earnings. Under the Office of the Comptroller of the Currency safe harbor regulations, Clifton Savings Bank may distribute to Clifton Bancorp capital not exceeding net income for the current calendar year and the prior two calendar years. To the extent that we fall outside the safe harbor, our ability to upstream cash to Clifton Bancorp and thus pay a dividend could be restricted or eliminated. In addition, Clifton Bancorp’s dividend rate and the continued payment of dividends will depend upon a number of other factors, including tax considerations, capital requirements and alternative uses for capital, industry standards and economic conditions. Accordingly, we cannot guarantee that we will continue to pay dividends or that we will not reduce dividends in the future.

Economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further, declines in real estate values and sales volumes and elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. Reduction in problem assets can be slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans and the lengthy foreclosure process in New Jersey. To the extent that we must work through the resolution of assets, economic problems may cause us to incur losses and adversely affect our capital, liquidity, and financial condition.

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

Our profitability depends upon our continued ability to compete successfully in our market area. We face intense competition both in making loans and attracting deposits. We continue to face stiff competition for one- to four-family residential loans from other financial service providers, including large national residential lenders and local community banks. Other competitors for one- to four-family residential loans include credit unions and mortgage brokers which keep overhead costs and mortgage rates down by selling loans and not holding or servicing them. Our competitors for multi-family and commercial real estate loans include other community banks and commercial lenders, many of which are larger than us and have greater resources and lending limits than we have and offer services that we do not provide. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. We expect competition to remain strong in the future.

Acts of terrorism and other external events could impact our business.

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Additionally, the metropolitan New York area and northern New Jersey remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. The occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination govern the activities in which we may engage, and are intended primarily for the protection of the deposit insurance fund and Clifton Savings Bank’s depositors.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate and has restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated Clifton Savings Bank, into the Office of the Comptroller of the Currency, and assigning the regulation of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators.    The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008 and 2009. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

Federal regulatory agencies have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. If we were to become subject to a supervisory agreement such action may negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” for a discussion of regulatory capital requirements.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Clifton Bancorp and Clifton Savings Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

Regulations restrict our ability to originate certain residential mortgage loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including (i) excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans); (ii) interest-only-payments; (iii) negative amortization; or (iv) terms longer than 30 years. Additionally, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages limits our ability to make certain types of loans or pursue certain borrowers, and makes it more expensive/and or time consuming to make these loans, all of which could limit our growth or profitability.

Our equity benefit plans adversely affect our profitability and will continue to do so as such benefits are granted and vest.

We recognize additional annual employee compensation and benefit expenses as a result of our equity incentive plan, implemented in 2015. These additional expenses are material and will continue to adversely affect our profitability.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business at our main office, our loan offices and eleven banking centers. The following table sets forth certain information relating to these facilities as of March 31, 2017.

Location	Year Opened	Net Book Value as of March 31, 2017	Square Footage	Owned/ Leased
		(Dollars in thousands)
Main Office
1433 Van Houten Avenue	1981	$1,666	10,460	Owned

Mortgage Office
4 Brighton Road Suite 306	2012	—	4,643	Leased

Commercial Lending Office
4 Brighton Road Suite 302	2015	8	3,617	Leased

Banking Centers
Clifton:
1055 Clifton Avenue	1956	486	2,484	Owned
319 Lakeview Avenue	1970	278	3,311	Owned
646 Van Houten Avenue	1968	921	1,081	Owned
Fair Lawn:
33-11 Broadway	2009	3	2,718	Leased
Garfield:
247 Palisade Avenue	1975	847	3,130	Owned
369 Lanza Avenue	1977	824	2,174	Owned
Hoboken:
1470 Garden Street	2016	824	1,589	Leased
Lyndhurst:
401 Valley Brook Avenue	2010	7	2,800	Leased
Montclair:
640 Bloomfield Avenue	2016	683	2,404	Leased
Wallington:
55 Union Boulevard	2004	1,007	2,806	Owned
Wayne:
1158 Hamburg Turnpike	2003	1	1,617	Leased

Item 3.	Legal Proceedings

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

The information regarding the market for Clifton Bancorp’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Investor and Corporate Information” in Clifton Bancorp’s 2017 Annual Report to Stockholders.

Clifton Bancorp’s ability to pay dividends is dependent in part on dividends received from Clifton Savings Bank, which is subject to a variety of limitations under the regulations of the Office of the Comptroller of the Currency on the payment of dividends. In addition, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for consultation with a holding company’s Federal Reserve Bank as to capital distributions in certain circumstances such as where net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the overall rate of earnings retention is inconsistent with capital needs and overall financial condition. The Federal Reserve Board has also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”    For a discussion of restrictions on the payment of cash dividends by Clifton Savings Bank, see Part I, Item 1, “Business—Regulation and Supervision—Federal Banking Regulation—Limitation on Capital Distributions” and “—Holding Company Regulation—Dividends and Stock Repurchases” in this Annual Report on Form 10-K.

The following table sets forth information regarding Clifton Bancorp’s repurchases of its common stock during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1- January 31, 2017 (2)	32,754	$16.83	32,754	1,518,547
February 1- February 28, 2017	156,500	16.05	156,500	1,362,047
March 1- March 31, 2017	322,300	16.04	322,300	1,039,747

	511,554	$16.09	511,554

(1)	On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, which became effective on April 2, 2015, to acquire up to 2,731,000 shares of the Company’s outstanding common stock. On October 28, 2015, the Company announced that the Board of Directors authorized an extension of the Company’s previously announced stock repurchase plan to acquire an additional 2,569,000 shares of the Company’s outstanding common stock. On September 8, 2016, the Company announced that the Board of Directors authorized an extension of the Company’s previously announced stock repurchase plan to acquire an additional 1,155,000 shares of the Company’s outstanding common stock.
(2)	Shares of forfeited restricted stock repurchased due to two participants’ discontinued employment with the Bank.

Item 6.	Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial and Other Data” in the 2017 Annual Report to Stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Annual Report to Stockholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Annual Report to Stockholders.

Item 8.	Financial Statements and Supplemental Data

The information regarding financial statements is incorporated herein by reference to the sections captioned “Reports of Independent Registered Public Accounting Firm” and “Consolidated Financial Statements” in the 2017 Annual Report to Stockholders.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Clifton Bancorp’s management, including Clifton Bancorp’s principal executive officer and principal financial officer, have evaluated the effectiveness of Clifton Bancorp’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Clifton Bancorp’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Clifton Bancorp files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Clifton Bancorp’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to the sections captioned “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, in the 2017 Annual Report to Stockholders.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in Clifton Bancorp’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, Clifton Bancorp’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of Clifton Bancorp is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Executive Officers

The information relating to the executive officers of Clifton Bancorp in Part I, Item 1, “Business — Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference. In addition, the information relating to our Chairman and Chief Executive Officer is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 1 — Election of Directors” in Clifton Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in Clifton Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Disclosure of Code of Ethics

Clifton Bancorp has adopted a Code of Ethics and Business Conduct. See Exhibit 14.0 to this Annual Report on Form 10-K.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters—Committees of the Board of Directors—Audit/Compliance Committee” in Clifton Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information regarding executive and director compensation is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters—Director Compensation for the 2017 Fiscal Year,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” respectively, in Clifton Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)    Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Clifton Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of Clifton Bancorp knows of no arrangements, including any pledge by any person or securities of Clifton Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of March 31, 2017 about common stock that may be issued under the Clifton Bancorp Inc. 2015 Equity Incentive Plan. The plan was approved by Clifton Bancorp’s stockholders on August 6, 2015.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column (a)) (c)
Equity compensation plans approved by stockholders	1,136,775	$13.22	937,430
Equity compensation plans not approved by stockholders	—	—	—

	1,136,775	$13.22	937,430
Total

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” in Clifton Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders. The information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance — Director Independence” in Clifton Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders — Item 2 — Ratification of the Independent Registered Public Accounting Firm” in Clifton Bancorp’s Proxy Statement for the 2017Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	The following are filed as a part of this report by means of incorporation of Clifton Bancorp’s 2017 Annual Report to Stockholders:

•    Report of Independent Registered Public Accounting Firm

•    Consolidated Statements of Financial Condition as of March 31, 2017 and 2016

•    Consolidated Statements of Income for the Years Ended March 31, 2017, 2016 and 2015

•    Consolidated Statements of Comprehensive Income for Years Ended March 31, 2017, 2016 and 2015

•    Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended March 31, 2017, 2016 and 2015

•    Consolidated Statements of Cash Flows for the Years Ended March 31, 2017, 2016 and 2015

•    Notes to Consolidated Financial Statements

	(2)	All schedules are omitted as required information is either not applicable, or is presented in the consolidated financial statements.

	(3)	Exhibits

Ex. No.	Description	Incorporated by Reference To:

3.1	Articles of Incorporation of Clifton Bancorp Inc.	Exhibit 3.1 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013

3.2	Bylaws of Clifton Bancorp Inc.	Incorporated by reference to Exhibit 3.2 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on November 6, 2014

4.0	Specimen Stock Certificate of Clifton Bancorp Inc.	Exhibit 4.0 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013

10.1	Amended and Restated Employment Agreement by and between Clifton Bancorp Inc. and Paul M. Aguggia*	Exhibit 10.1 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on February 7, 2017

10.2	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Paul M. Aguggia*	Exhibit 10.2 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on February 7, 2017

10.3	Employment Agreement by and between Clifton Bancorp Inc. and Christine R. Piano*	Exhibit 10.3 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014

10.4	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Christine R. Piano*	Exhibit 10.4 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014

10.5	Employment Agreement by and between Clifton Bancorp Inc. and Stephen Hoogerhyde*	Exhibit 10.7 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014

10.6	Amended and Restated Employment Agreement by and between Clifton Savings Bank and Stephen Hoogerhyde*	Exhibit 10.8 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014

10.7	Change in Control Agreement by and between Clifton Savings Bank and Patricia Hrotko, as amended*	Exhibit 10.7 to Clifton Bancorp, Inc.’s Annual Report on Form 10-K (File No. 001-36390) filed on June 8, 2016

10.8	Change in Control Agreement by and between Clifton Savings Bank and Michael Lesler, as amended*	Exhibit 10.1 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on November 7, 2016

10.9	Change in Control Agreement by and between Clifton Savings Bank and Diane Scriveri*	Exhibit 10.2 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on November 7, 2016

10.10	Amended and Restated Clifton Savings Bank Directors’ Retirement Plan*	Exhibit 10.9 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 7, 2014

10.11	Amended and Restated Clifton Savings Bank Supplemental Executive Retirement Plan*	Exhibit 10.12 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013

10.12	Clifton Savings Bancorp, Inc. 2005 Equity Incentive Plan*	Appendix A to Clifton Savings Bancorp, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 000-50358) filed on June 10, 2005

10.13	Clifton Savings Bank Change in Control Severance Plan*	Exhibit 10.10 to Clifton Savings Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 000-50358) filed on February 5, 2009

10.14	Clifton Bancorp Inc. 2015 Equity Incentive Plan*	Appendix A to Clifton Bancorp Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 000-50358) filed on June 26, 2015

10.15	Clifton Bancorp Inc. Performance Incentive Plan, as amended*	Exhibit 10.0 to Clifton Bancorp, Inc.’s Quarterly Report on Form 10-Q (File No. 001-36390) filed on August 8, 2016

13.0	Annual Report to Stockholders

14.0	Code of Ethics and Business Conduct	Exhibit 14.0 to Clifton Bancorp’s Annual Report on Form 10-K (file No. 001-36390) filed on June 5, 2015

21.0	List of Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from Clifton Bancorp’s Annual Report on Form 10-K for the year ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan arrangement.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON BANCORP INC.

Date: June 8, 2017	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paul M. Aguggia	Chairman, President and	June 8, 2017
Paul M. Aguggia	Chief Executive Officer
(principal executive officer)

/s/ Christine R. Piano	Executive Vice President,
Christine R. Piano	Chief Financial Officer and	June 8, 2017
Treasurer (principal financial and
accounting officer)

/s/ John H. Peto	Director	June 8, 2017
John H. Peto

/s/ Charles J. Pivirotto	Director	June 8, 2017
Charles J. Pivirotto

/s/ Cynthia Sisco	Director	June 8, 2017
Cynthia Sisco

/s/ Joseph C. Smith	Director	June 8, 2017
Joseph C. Smith

/s/ Stephen Adzima	Director	June 8, 2017
Stephen Adzima