Form 10-Q
period 2017-06-30
Clifton Bancorp Inc.
filed 2017-08-08
CIK 1592329

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2017: 22,299,036 shares outstanding.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	June 30, 2017	March 31, 2017
ASSETS	(Unaudited)
Cash and due from banks	$3,797	$7,282
Interest-bearing deposits in other banks	44,483	7,371
Cash and Cash Equivalents	48,280	14,653
Securities available for sale, at fair value	4,191	4,435
Securities held to maturity, at cost (fair value of $301,706 at June 30, 2017 and $311,509 at March 31, 2017):	299,869	310,913
Loans receivable	1,081,448	1,013,944
Allowance for loan losses	(6,700)	(6,100)
Net Loans	1,074,748	1,007,844
Bank owned life insurance	62,097	61,718
Premises and equipment	8,437	8,540
Federal Home Loan Bank of New York stock	16,289	13,733
Interest receivable	3,498	3,249
Other assets	7,619	6,718
Total Assets	1,525,028	1,431,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	29,453	28,800
Interest bearing	862,961	816,025
Total Deposits	892,414	844,825
Advances from Federal Home Loan Bank of New York	324,800	275,800
Advance payments by borrowers for taxes and insurance	8,990	8,485
Other liabilities and accrued expenses	10,672	6,074
Total Liabilities	1,236,876	1,135,184
Commitments and Contingencies
Stockholders' Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value), 85,000,000 shares authorized; 22,299,036 issued and outstanding at June 30, 2017; 22,548,529 issued and outstanding at March 31, 2017	223	226
Paid-in capital	200,117	203,560
Deferred compensation obligation under Rabbi Trust	581	580
Retained earnings	97,319	102,517
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(9,618)	(9,931)
Accumulated other comprehensive income	30	33
Stock held by Rabbi Trust	(500)	(366)
Total Stockholders' Equity	288,152	296,619
Total Liabilities and Stockholders' Equity	$1,525,028	$1,431,803

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended June 30,
	2017	2016
Interest Income
Loans	$9,389	$7,218
Mortgage-backed securities	1,617	1,843
Debt securities	271	408
Other interest-earning assets	209	122
Total Interest Income	11,486	9,591
Interest Expense
Deposits	2,298	1,761
Advances	1,299	888
Total Interest Expense	3,597	2,649
Net Interest Income	7,889	6,942
Provision for Loan Losses	590	526
Net Interest Income after Provision for Loan Losses	7,299	6,416
Non-Interest Income
Fees and service charges	78	74
Bank owned life insurance	379	369
Gain on sale of securities	—	84
Loss on disposal of premises and equipment	(10)	—
Total Non-Interest Income	447	527
Non-Interest Expenses
Salaries and employee benefits	3,440	3,413
Occupancy expense of premises	460	417
Equipment	416	380
Directors' compensation	251	254
Advertising and marketing	234	153
Professional services	189	169
Federal deposit insurance premium	95	138
Other	527	555
Total Non-Interest Expenses	5,612	5,479
Income before Income Taxes	2,134	1,464
Income Taxes	733	448
Net Income	$1,401	$1,016
Net Income per Common Share
Basic	$0.07	$0.04
Diluted	$0.07	$0.04
Dividends per common share	$0.31	$0.06

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	21,369,232	22,774,576
Diluted	21,524,985	22,834,344

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2017	2016
Net income	$1,401	$1,016
Other comprehensive income (loss):
Gross unrealized holding (loss) gain on securities available for sale, net of income taxes of $1 and $(11), respectively	(2)	15
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $0 and $34, respectively (A)	—	(50)
Benefit plan (loss), net of income taxes of $0 and $101, respectively	—	(145)
Benefit plan amortization, net of income taxes of $0 and $0, respectively (B)	(1)	2
Total other comprehensive (loss)	(3)	(178)
Total comprehensive income	$1,398	$838

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)

Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors' compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Three Months Ended June 30, 2017	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2017	22,548,529	$226	$203,560	$580	$102,517	$(9,931)	$33	$(366)	$296,619
Net income	—	—	—	—	1,401	—	—	—	1,401
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(3)	—	(3)
ESOP shares committed to be released	—	—	194	—	—	313	—	—	507
Stock option expense	—	—	83	—	—	—	—	—	83
Restricted stock awards earned	—	—	315	—	—	—	—	—	315
Repurchase restricted stock award	(3,093)	—	(50)	—	—	—	—	—	(50)
Funding of Supplemental Executive Retirement Plan	—	—	—	1	—	—	—	(134)	(133)
Repurchase common stock	(246,400)	(3)	(3,985)	—	—	—	—	—	(3,988)
Cash dividends declared ($0.31 per share)	—	—	—	—	(6,599)	—	—	—	(6,599)
Balance - June 30, 2017	22,299,036	$223	$200,117	$581	$97,319	$(9,618)	$30	$(500)	$288,152

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Three Months Ended June 30, 2016	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2016	24,000,043	$240	$222,752	$412	$103,120	$(11,184)	$172	$(235)	$315,277
Net income	—	—	—	—	1,016	—	—	—	1,016
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(178)	—	(178)
ESOP shares committed to be released	—	—	150	—	—	313	—	—	463
Stock option expense	—	—	76	—	—	—	—	—	76
Restricted stock awards granted	8,000	—	—	—	—	—	—	—	—
Restricted stock awards earned	—	—	317	—	—	—	—	—	317
Forfeited restricted stock awards	(27,295)	—	—	—	—	—	—	—	—
Funding of Supplemental Executive Retirement Plan	—	—	—	38	—	—	—	(131)	(93)
Repurchase common stock	(404,500)	(4)	(6,024)	—	—	—	—	—	(6,028)
Cash dividends declared ($0.06 per share)	—	—	—	—	(1,363)	—	—	—	(1,363)
Balance - June 30, 2016	23,576,248	$236	$217,271	$450	$102,773	$(10,871)	$(6)	$(366)	$309,487

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$1,401	$1,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	207	169
Net amortization of deferred fees and costs, premiums and discounts	267	214
Provision for loan losses	590	526
Realized gain on sale of securities available for sale	—	(84)
Loss on disposal of real estate owned	—	28
Loss on write-down of real estate owned	—	55
Loss on disposal of premises and equipment	10	—
(Increase) in interest receivable	(249)	(112)
Deferred income tax (benefit)	(436)	(172)
(Increase) in other assets	(326)	(358)
Increase in accrued interest payable	29	25
(Decrease) increase in other liabilities	(740)	511
Income from bank owned life insurance	(379)	(369)
ESOP shares committed to be released	507	463
Restricted stock expense	315	317
Stock option expense	83	76
Income tax benefit from stock based compensation	(13)	(12)
(Decrease) in deferred compensation obligation under Rabbi Trust	(133)	(93)
Net Cash Provided by Operating Activities	1,133	2,200

Cash Flows From Investing Activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	234	474
Securities held to maturity	10,920	27,594
Proceeds from sale of securities available for sale	—	3,713
Proceeds from sale of real estate owned	28	—
Redemptions of Federal Home Loan Bank of New York stock	337	2,475
Purchases of:
Securities held to maturity	—	(13,026)
Loans receivable	(16,576)	(14,238)
Bank owed life insurance	—	(4,000)
Premises and equipment	(114)	(154)
Federal Home Loan Bank of New York stock	(2,893)	(3,112)
Net (increase) in loans receivable	(51,221)	(33,184)
Net Cash (Used in) Investing Activities	$(59,285)	$(33,458)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash Flows From Financing Activities:
Net increase in deposits	$47,589	$24,930
Net (decrease) in short-term advances from Federal Home Loan Bank of New York	(7,500)	(2,500)
Proceeds from long-term advances from Federal Home Loan Bank of New York	56,500	15,000
Net increase in payments by borrowers for taxes and insurance	505	290
Repurchase restricted stock awards	(50)	—
Repurchase common stock	(3,988)	(6,028)
Dividends paid	(1,277)	(1,363)
Net Cash Provided by Financing Activities	91,779	30,329
Net Increase (Decrease) in Cash and Cash Equivalents	33,627	(929)
Cash and Cash Equivalents - Beginning	14,653	31,069
Cash and Cash Equivalents - Ending	$48,280	$30,140
Supplemental Information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,569	$2,624
Income taxes paid	$1,801	$1,374
Non cash activities:
Transfer from loans receivable to real estate owned	$167	$391

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2017, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 8, 2017.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three months ended June 30, 2017 and 2016 includes incremental shares related to outstanding stock options of 155,753 and 59,768, respectively.  Shares issued or retired during any period are weighted for the portion of the period they were outstanding. During the three months ended June 30, 2017 and 2016, the average number of options which were antidilutive were 0 and 1,060,953, respectively.

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION

On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, which became effective on April 2, 2015, to acquire up to 2,731,000 shares, or 10%, of the Company’s outstanding common stock. On October 28, 2015, the Company announced that the Board of Directors authorized an extension of the stock repurchase plan to acquire an additional 2,569,000 shares, or 10%, of the Company’s outstanding common stock.  On September 8, 2016, the Company announced that the Board of Directors again authorized an extension of the stock repurchase plan to acquire an additional 1,155,000 shares, or 5%, of the Company’s outstanding common stock.

During the three months ended June 30, 2017 and 2016, approximately 246,400 and 404,500 shares were repurchased, respectively, under the repurchase plan at aggregate costs of approximately $4.0 million, or $16.18 per share, and $6.0 million, or $14.90 per share, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

At the Company’s annual meeting of stockholders held on August 6, 2015, stockholders of the Company approved the Clifton Bancorp Inc. 2015 Equity Incentive Plan (“the 2015 Equity Incentive Plan”). Under the 2015 Equity Incentive Plan, the Company may grant options to purchase up to 1,705,944 of Company common stock and may grant up to 682,377 shares of common stock as restricted stock awards. At June 30, 2017, there were 716,964 shares and 220,466 shares, respectively, remaining for future option grants and restricted stock awards under the 2015 Equity Incentive Plan.

On April 6, 2016, 8,000 shares of restricted stock were awarded, with a grant date fair value of $14.89 per share. To fund the grant of restricted common stock, the Company issued 8,000 shares from authorized shares. All shares of restricted stock granted on this date vested on April 6, 2017.

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

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended June 30, 2017 and 2016, $315,000 and $317,000, respectively, in expense was recognized in regard to these restricted stock awards. The Company recognized approximately $129,000 and $130,000 of income tax benefits resulting from this expense for three months ended June 30, 2017 and 2016, respectively. The expected future compensation expense relating to the 359,427 non-vested restricted shares outstanding at June 30, 2017 is $3.9 million over a weighted average period of 3.2 years.

The following is summary of the status of the Company’s non-vested restricted shares:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2016	506,362	$13.84
Granted	17,000	15.03
Vested	(95,886)	13.84
Forfeited	(60,049)	13.84
Non-vested at March 31, 2017	367,427	13.89
Vested	(8,000)	14.89
Non-vested at June 30, 2017	359,427	13.87

On April 6, 2016, stock options to purchase 10,000 shares of Company common stock were awarded, with a grant date fair value of $1.79 per share and an expiration date of April 6, 2026. All of these stock options vested on April 6, 2017. The stock options were granted at an exercise price of $14.89 equal to the value of the Company’s common stock on the grant date based on quoted market prices. The fair value of the stock options was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 5.5 years, risk-free rate of return of 1.28%, volatility of 14.92% and a dividend yield of 1.61%.

On September 12, 2016, stock options to purchase 10,000 shares of Company common stock were awarded, with a grant date fair value of $1.92 per share and an expiration date of September 12, 2026. All of these stock options granted vest one year from the date of grant. The stock options were granted at an exercise price of $15.16 equal to the value of the Company’s common stock on the grant date based on quoted market prices. The value of the stock options was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 5.5 years, risk-free rate of return of 1.28%, volatility of 15.63% and a dividend yield of 1.58%.

For all grants noted above, the expected option lives were estimated as the mid-point between the respective vesting periods and ten year life of the options. The risk-free rate of return was based on the rates on the grant dates of a U.S. Treasury Note with a term equal to the expected option life. Expected volatility was based on the historical stock price activity of the Company over the year prior to

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

the grant date. The dividend rate was based on the cash dividends paid by the Company on its common stock over the year prior to the grant date.

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the three months ended June 30, 2017 and 2016, $83,000 and $76,000, respectively, in stock option expense, was recorded net of income tax benefits of $25,000 and $21,000 respectively. The expected future compensation expense relating to the 1,136,775 non-vested options outstanding at June 30, 2017 is $1.0 million over the weighted average period of 3.2 years.

A summary of stock option activity follows:

	Number of Stock Options	Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2016	1,253,251	$9.03 - $13.84	$13.26	8.78 Years	$2,333,383
Granted	20,000	14.89 - 15.16	15.03
Exercised	(13,648)	13.84	13.84		24,635
Forfeited	(122,828)	13.84	13.84
Outstanding at March 31, 2017	1,136,775	9.03 - 15.16	13.22	7.73 Years	3,376,943

Outstanding at June 30, 2017	1,136,775	9.03 - 15.16	13.22	7.55 Years	3,763,447

Exercisable at June 30, 2017	355,895	9.03 - 14.89	11.83	6.00 Years	1,672,638

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three months ended June 30,
	2017	2016
	(In Thousands)
Service cost	$9	$23
Interest cost	20	20
Amortization of unrecognized (gain)	(1)	(1)
Amortization of past service cost	—	3
Settlement charge	—	37
Net periodic benefit cost	$28	$82

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,232	$—	$41	$4,191
Total available for sale securities	$4,232	$—	$41	$4,191

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,472	$—	$37	$4,435
Total available for sale securities	$4,472	$—	$37	$4,435

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$29,982	$5	$186	$29,801
Corporate bonds	20,023	376	91	20,308
Municipal bonds	5,977	59	59	5,977
	55,982	440	336	56,086
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	51,624	633	545	51,712
Federal National Mortgage Association	176,677	2,224	873	178,028
Government National Mortgage Association	15,586	441	147	15,880
	243,887	3,298	1,565	245,620
Total held to maturity securities	$299,869	$3,738	$1,901	$301,706

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$29,973	$20	$211	$29,782
Corporate bonds	20,025	327	110	20,242
Municipal bonds	8,839	24	94	8,769
	58,837	371	415	58,793
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	53,400	580	812	53,168
Federal National Mortgage Association	181,843	1,968	1,417	182,394
Government National Mortgage Association	16,833	488	167	17,154
	252,076	3,036	2,396	252,716
Total held to maturity securities	$310,913	$3,407	$2,811	$311,509

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	June 30, 2017
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after five through ten years	$1,164	$1,147
Due after ten years	3,068	3,044
Total available for sale securities	$4,232	$4,191

Held to maturity:
Debt securities:
Due one year or less	$15,121	$15,120
Due after one through five years	32,756	32,956
Due after five through ten years	7,622	7,532
Due after ten years	483	478
	55,982	56,086
Mortgage-backed securities:
Due after one through five years	14,394	14,307
Due after five through ten years	87,897	88,615
Due after ten years	141,596	142,698
	243,887	245,620
Total held to maturity securities	$299,869	$301,706

The amortized cost and carrying values shown above are by contractual final maturity.  Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. The Company’s mortgage-backed securities are generally secured by residential mortgage loans with contractual maturities of 15 years or greater, and multi-family loans with contractual maturities of five to ten years. However, the effective lives of those securities are generally shorter than their contractual maturities due to principal amortization and prepayment of the loans within those securities. Investors in pass-through securities generally share in the receipt of principal repayments on a pro-rata basis as paid by the borrowers.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at June 30 and March 31, 2017 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
June 30, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,191	$41	$—	$—	$4,191	$41
Total available for sale securities	$4,191	$41	$—	$—	$4,191	$41
Held to maturity:
Debt securities:
Government-sponsored enterprises	$19,811	$186	$—	$—	$19,811	$186
Corporate bonds	9,930	91	—	—	9,930	91
Municipal bonds	2,628	59	—	—	2,628	59
	32,369	336	—	—	32,369	336
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	33,126	545	—	—	33,126	545
Federal National Mortgage Association	69,629	679	3,721	194	73,350	873
Government National Mortgage Association	6,591	105	859	42	7,450	147
	109,346	1,329	4,580	236	113,926	1,565
Total held to maturity securities	$141,715	$1,665	$4,580	$236	$146,295	$1,901

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,435	$37	$—	$—	$4,435	$37
Total available for sale securities	$4,435	$37	$—	$—	$4,435	$37
Held to maturity:
Debt securities:
Government-sponsored enterprises	$14,789	$211	$—	$—	$14,789	$211
Corporate bonds	9,914	110	—	—	9,914	110
Municipal bonds	5,694	94	—	—	5,694	94
	30,397	415	—	—	30,397	415
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	34,007	812	—	—	34,007	812
Federal National Mortgage Association	113,178	1,177	3,966	240	117,144	1,417
Government National Mortgage Association	7,119	117	1,024	50	8,143	167
	154,304	2,106	4,990	290	159,294	2,396
Total held to maturity securities	$184,701	$2,521	$4,990	$290	$189,691	$2,811

Management does not believe that any of the unrealized losses at June 30, 2017 (four bonds of Government-sponsored enterprise, two corporate bonds, and seven municipal bonds included in debt securities, and twenty-nine FNMA mortgage-backed securities, eleven FHLMC mortgage-backed securities, and four GNMA mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

During the three months ended June 30, 2017 and 2016, the proceeds from sales of securities available for sale totaled $0 and $3.7 million, respectively, resulting in gross realized gains of $0 and $84,000, respectively.

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	June 30,	March 31,
	2017	2017
	(In Thousands)
Real estate:
One- to four-family	$716,334	$702,438
Multi-family	144,600	123,918
Commercial	202,293	170,464
	1,063,227	996,820
Commercial and industrial	3,547	2,571
Consumer:
Second mortgage and equity lines of credit	10,368	10,297
Passbook or certificate and other loans	539	563
	10,907	10,860
Total Loans	1,077,681	1,010,251
Net purchase premiums, discounts, and deferred loan costs	3,767	3,693
Total Loans, Net	$1,081,448	$1,013,944

The allowance for loan losses consists of general, specific and unallocated components. For loans that are classified as impaired, a valuation allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component of the allowance covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one- to four-family real estate, second mortgage loans and equity lines of credit and passbook or certificate and other loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors to reflect current conditions. The qualitative risk factors include:

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

4. Construction Loans - consists primarily of the financing of construction of one- to four-family properties or construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to uncertainty of construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions. There were no construction loans outstanding as of June 30 and March 31, 2017.

Commercial and Industrial:

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

Consumer:

1. Second Mortgage and Equity Lines of Credit - consists of one- to four-family loans secured by first, second or third liens (when the Bank has the two other lien positions). These loans are affected by the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The credit risk is considered slightly higher than one- to four-family first lien loans as these loans are also dependent on the value of underlying properties, but in many instances have the added risk of a subordinate collateral position.

2. Passbook or Certificate and Other Loans - consists of loans secured by passbook accounts and certificates of deposits and unsecured loans. The passbook or certificate loans have low credit risk as they are fully secured by their collateral. Unsecured loans included in other loans comprise two loans in a New Jersey loan fund, which also are considered a low credit risk.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Non-classified assets are rated as a pass or pass-watch. Pass-watch loans require current oversight or tracking by management generally due to incomplete documentation or monitoring due to previous delinquent status.

Management performs a classification of assets review, including the regulatory classification of assets, generally on a monthly basis. The results of the classification of assets review are validated by the Company’s third party loan review firm during its semi-annual independent review. In the event of difference in rating or classification between those assigned by the internal and external resources, management and third parties confer to determine the appropriate rating or classification. Final loan ratings and regulatory classifications are presented quarterly to the Board of Directors and are reviewed by regulators during the examination process.

In addition, the Office of the Comptroller of the Currency (the “OCC”), as an integral part of its examination process, periodically reviews the Bank’s loan portfolio and the related allowance for loan losses. The OCC may require the allowance for loan losses to be increased based on its review of information available at the time of the examination.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The change in the allowance for loan losses for the three months ended June 30, 2017 and 2016 is as follows:

At March 31, 2017:	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Total allowance for loan losses	$3,107	$1,225	$1,686	$28	$34	$—	$20	$6,100
Charge-offs	(1)	—	—	—	—	—	—	(1)
Recoveries	11	—	—	—	—	—	—	11
Provision charged to operations	55	205	315	11	2	—	2	590
At June 30, 2017:
Total allowance for loan losses	$3,172	$1,430	$2,001	$39	$36	$—	$22	$6,700

At March 31, 2016:	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Total allowance for loan losses	$2,922	$505	$865	$2	$44	$—	$22	$4,360
Charge-offs	(112)	—	—	—	—	—	—	(112)
Recoveries	1	—	—	—	—	—	—	1
Provision charged to operations	91	269	171	9	(9)	—	(5)	526
At June 30, 2016:
Total allowance for loan losses	$2,902	$774	$1,036	$11	$35	$—	$17	$4,775

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at June 30 and March 31, 2017.

June 30, 2017	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,172	1,430	2,001	39	36	—	22	6,700
Total	$3,172	$1,430	$2,001	$39	$36	$—	$22	$6,700
Loans:
Individually evaluated for impairment	$1,414	$190	$184	$—	$11	$—	$—	$1,799
Collectively evaluated for impairment	714,920	144,410	202,109	3,547	10,357	539	—	1,075,882
Total	$716,334	$144,600	$202,293	$3,547	$10,368	$539	$—	$1,077,681

March 31, 2017	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,107	1,225	1,686	28	34	—	20	6,100
Total	$3,107	$1,225	$1,686	$28	$34	$—	$20	$6,100
Loans:
Individually evaluated for impairment	$1,665	$191	$184	$—	$12	$—	$—	$2,052
Collectively evaluated for impairment	700,773	123,727	170,280	2,571	10,285	563	—	1,008,199
Total	$702,438	$123,918	$170,464	$2,571	$10,297	$563	$—	$1,010,251

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of classified loan balances are as follows at June 30 and March 31, 2017:

June 30, 2017	One-to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$711,877	$144,600	$202,109	$3,547	$10,368	$539	$1,073,040
Classified:
Special mention	329	—	—	—	—	—	329
Substandard	4,128	—	184	—	—	—	4,312
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$716,334	$144,600	$202,293	$3,547	$10,368	$539	$1,077,681

March 31, 2017	One-to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$697,958	$123,918	$170,280	$2,571	$10,297	$563	$1,005,587
Classified:
Special mention	489	—	—	—	—	—	489
Substandard	3,991	—	184	—	—	—	4,175
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$702,438	$123,918	$170,464	$2,571	$10,297	$563	$1,010,251

The following table provides information with respect to the Bank’s nonaccrual loans at June 30 and March 31, 2017. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and, or interest become doubtful. Nonaccrual loans differ from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained consecutive period of repayment performance (generally six consecutive months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	June 30, 2017	March 31, 2017
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$3,731	$3,508
Commercial	184	184
Total nonaccrual loans	$3,915	$3,692

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in the Bank’s loan portfolio at June 30 and March 31, 2017.

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
June 30, 2017	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$1,548	$710	$3,122	$5,380	$710,954	$716,334
Multi-family	—	—	—	—	144,600	144,600
Commercial	—	—	184	184	202,109	202,293
Commercial and industrial	—	—	—	—	3,547	3,547
Consumer and other loans:
Second mortgage and equity lines of credit	—	21	—	21	10,347	10,368
Passbook or certificate and other loans	—	13	—	13	526	539
Total	$1,548	$744	$3,306	$5,598	$1,072,083	$1,077,681

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
March 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$1,594	$665	$2,879	$5,138	$697,300	$702,438
Multi-family	—	—	—	—	123,918	123,918
Commercial	—	—	184	184	170,280	170,464
Commercial and industrial	—	—	—	—	2,571	2,571
Consumer and other loans:
Second mortgage and equity lines of credit	9	—	—	9	10,288	10,297
Passbook or certificate and other loans	2	—	—	2	561	563
Total	$1,605	$665	$3,063	$5,333	$1,004,918	$1,010,251

Loans with a carrying value of $397,000 and $483,000, respectively, were past due greater than 90 days and accruing as of June 30 and March 31, 2017.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or an in-substance repossession. As of June 30, 2017, we hold two foreclosed residential real estate properties with a carrying value of $837,000 as a result of obtaining physical possession. In addition, as of June 30, 2017, we had six residential mortgage loans with a carrying value of $919,000 collateralized by residential real estate for which formal foreclosure proceedings were in process.

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. The Bank considers one- to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, does not generally evaluate them individually for impairment, unless they are considered troubled debt restructurings.  All other loans are evaluated for impairment on an individual basis.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Impaired loans, none of which had a related allowance at or for the three months ending June 30, 2017 and 2016, and at or for the year ended March 31, 2017, were as follows:

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended June 30, 2017	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,414	$1,764	$1,601	$18
Multi-family	190	213	191	3
Commercial	184	184	184	—
Consumer and other loans:
Second mortgage	11	11	11	—
Total impaired loans	$1,799	$2,172	$1,987	$21

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended June 30, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,380	$1,702	$1,295	$10
Multi-family	196	220	197	3
Commercial	185	185	185	2
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$1,773	$2,119	$1,689	$15

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Year Ended March 31, 2017	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,665	$2,017	$1,410	$65
Multi-family	191	215	194	11
Commercial	184	184	184	3
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$2,052	$2,428	$1,800	$80

The recorded investment in loans modified in a troubled debt restructuring totaled $1.5 million and $1.5 million respectively, at June 30 and March 31, 2017, of which $329,000 and $331,000, respectively, were over 90 days past due, $54,000 and $14,000, respectively, were 60-89 days past due, and $13,000 and $55,000, respectively, were 30-59 days past due. The remaining loans modified were current at the time of the restructuring and had complied with the terms of their restructure agreements at June 30 and March 31, 2017. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents troubled debt restructurings by class during the period indicated.  There were no new troubled debt restructurings during the three months ended June 30, 2017.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
(Dollar In Thousands)
Three Months Ended June 30, 2016
One- to four-family real estate	2	$468	$411	$—

There were no defaults that occurred within twelve months of restructuring during the three months ended June 30, 2017 and 2016.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30 and March 31, 2017 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
June 30, 2017
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,191	$—	$4,191	$—
Total securities available for sale	$4,191	$—	$4,191	$—

March 31, 2017
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,435	$—	$4,435	$—
Total securities available for sale	$4,435	$—	$4,435	$—

There were no assets measured at fair value on a non-recurring basis at June 30, 2017. For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 are as follow:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
March 31, 2017
Impaired loans	$193	$—	$—	$193
Real estate owned	28	—	—	28

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30 and March 31, 2017.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
	(Dollars in Thousand)
March 31, 2017
Impaired Loans	$193	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)
Real estate owned	28	Market valuation of property (1)	Selling costs (2)	7% (7%)

(1)	Fair value is based on third party appraisals.
(2)	Includes estimated costs to sell.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30 and March 31, 2017:

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

Loans Receivable (Carried at Cost)

Fair value is estimated by discounting the future cash flows of such loans, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

As of June 30 and March 31, 2017, the fair value of the commitments to extend credit was not considered to be material.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
June 30, 2017	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$48,280	$48,280	$48,280	$—	$—
Securities available for sale	4,191	4,191	—	4,191	—
Securities held to maturity	299,869	301,706	—	301,706	—
Net loans receivable	1,074,748	1,051,499	—	—	1,051,499
FHLB of New York stock	16,289	16,289	—	16,289	—
Interest receivable	3,498	3,498	—	3,498	—
Financial liabilities:
Deposits	892,414	893,305	—	893,305	—
FHLB advances	324,800	325,026	—	325,026	—
Interest payable	504	504	—	504	—

			(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
March 31, 2017	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,653	$14,653	$14,653	$—	$—
Securities available for sale	4,435	4,435	—	4,435	—
Securities held to maturity	310,913	311,509	—	311,509	—
Net loans receivable	1,007,844	981,930	—	—	981,930
FHLB of New York stock	13,733	13,733	—	13,733	—
Interest receivable	3,249	3,249	—	3,249	—
Financial liabilities:
Deposits	844,825	845,820	—	845,820	—
FHLB advances	275,800	276,149	—	276,149	—
Interest payable	475	475	—	475	—

8. RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 by the FASB and as IFRS 152 by the IASB, and amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The goals of the revenue recognition project are to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements while also providing “a more robust framework for addressing revenue issues.” The boards believe that the standard will improve the consistency of requirements, comparability of revenue recognition practices, and usefulness of disclosures. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard effective April 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements, as management has not identified any material changes in the timing of revenue recognition.

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease.  New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. For a public entity, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is in the process of reviewing its existing lease portfolios to evaluate the impact of the new accounting guidance on the financial statements, as well as the impact to regulatory capital and risk-weighted assets. The Company expects a gross-up of its consolidated statements of financial condition as a result of recognizing operating lease liabilities and right of use assets; the extent of such gross-up is under evaluation. The Company does not expect material changes to the recognition of operating lease expense in its consolidated statements of income. This standard, effective April 1, 2019, is not expected to have a material impact on its overall consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The ASU also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. For a public entity, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The new guidance is effective on April 1, 2020, with early adoption permitted on January 1, 2019. The Company is in the process of identifying and evaluating the impact of this new accounting guidance, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses eight classification issues related to the statement of cash flows, which include proceeds from settlement of bank-owned life insurance policies. For a public entity, ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard effective April 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RECENT ACCOUNTING PRONOUNCEMENTS (CONT’D)

On March 10, 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost. The service cost must be presented in the same line item(s) as other employee compensation costs. These costs are generally included within income from continuing operations, but in some cases may be eligible for capitalization. All other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The changes, which respond to input from financial statement users, are intended to classify costs according to their natures, and better align the effect of defined benefit plans on operating income with International Financial Reporting Standards. For a public entity, ASU 2017-07 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard effective April 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements.

On March 30, 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. The ASU is intended to enhance “the accounting for the amortization of premiums for purchased callable debt securities.” Specifically, the ASU shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. The ASU’s amendments are effective for public business entities for interim and annual periods beginning after December 15, 2018. The adoption of this standard, effective April 1, 2019, is not expected to have a material impact on the Company’s consolidated financial statements.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q may include, and from time to time the Company may disclose, certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, and for financial services, competition, changes in the quality or composition of loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. (See Part II - “Item 1A: Risk Factors.”) Additional factors are discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 under Part I - “Item 1A. Risk Factors”.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Interest-earning assets consist primarily of mortgage-backed and investment securities and net loans, which comprised 19.9% and 70.5%, respectively, of total assets at June 30, 2017, as compared to 22.0% and 70.4%, respectively, of total assets at March 31, 2017. Cash and cash equivalents increased to 3.2% of total assets at June 30, 2017, as compared to 1.0% at March 31, 2017. The Company’s mortgage-backed securities portfolio at June 30, 2017 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 53% U.S. government-sponsored or guaranteed enterprises, 36% corporate bonds and 11% municipal bonds.

Interest-bearing liabilities consist of deposits, and borrowings from the Federal Home Loan Bank of New York (the “FHLB”).  Deposits increased $47.6 million, or 5.6%, between March 31, 2017 and June 30, 2017. Borrowed funds increased $49.0 million, or 17.8%, which resulted from new borrowings of $56.5 million partially offset by repaid borrowings of $7.5 million. The balance at June 30, 2017 increased to $324.8 million as compared to $275.8 million at March 31, 2017.

Net interest income increased $947,000, or 13.6%, during the three months ended June 30, 2017, when compared with the same 2016 period. The increase in net interest income was primarily due to a $1.9 million increase in total interest income, partially offset by a $948,000 increase in total interest expense. Average interest-earning assets increased $209.0 million, or 17.8%, compared with the same 2016 period, while average interest-bearing liabilities increased $215.7 million, or 23.4%, when compared with the same 2016 period. The $6.7 million decrease in average net interest-earning assets was mainly attributable to decreases of $21.1 million in the average balance of mortgage-backed securities and $15.8 million in the average balance of investment securities, coupled with increases of $71.2 million in the average balance of FHLB advances and $144.6 million in average interest bearing deposits, partially offset by an increase of $236.9 million in the average balance of loans and $9.1 million in other interest-earning assets.

The net interest rate spread decreased to 2.05% from 2.11% for the three months ended June 30, 2017 when compared with the same 2016 period. The increase of 11 basis points in the cost of interest-bearing liabilities was partially offset by an increase of 5 basis points in the yield on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended June 30, 2017, non-interest income decreased $80,000, or 15.2%, as compared to the comparable period in 2016. Provision for loan losses increased $64,000, or 12.2%, and non-interest expenses increased $133,000, or 2.4%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Assets at June 30, 2017 totaled $1.5 billion, which represents an increase of $93.2 million, or 6.5%, as compared with $1.4 billion at March 31, 2017. The increase in total assets was primarily due to an increase of $33.6 million in cash and cash equivalents and $66.9 million in net loans.

Cash and cash equivalents increased $33.6 million, or 229.5%, to $48.3 million at June 30, 2017 as compared to $14.7 million at March 31, 2017 as a portion of cash flows from deposits and borrowed funds were not yet redeployed into higher yielding assets.

Securities available for sale at June 30, 2017 decreased $244,000, or 5.5%, to $4.2 million from $4.4 million at March 31, 2017, resulting primarily from principal repayments of $234,000 and a decrease of $10,000 in the unrealized gain on the portfolio.

Securities held to maturity at June 30, 2017 decreased $11.0 million, or 3.6%, to $299.9 million from $310.9 million at March 31, 2017, resulting primarily from maturities and repayments totaling $10.9 million.

Net loans at June 30, 2017 increased $66.9 million, or 6.6%, to $1.07 billion when compared with $1.0 billion at March 31, 2017.  The increase in the loan portfolio was mostly in multi-family and commercial loans, which increased $52.5 million or 17.8%. The Bank continues to emphasize the growth of this loan portfolio. Repayment levels remained relatively stable during the three months ended June 30, 2017.

Total liabilities increased $101.7 million, or 9.0%, to $1.24 billion at June 30, 2017 from $1.14 billion at March 31, 2017.  Deposits at June 30, 2017 increased $47.6 million, or 5.6%, to $892.4 million when compared with $844.8 million at March 31, 2017. A new, high yielding checking account launched by the Bank in May 2017 was responsible for a significant percentage of the deposit growth.  During the three months ended June 30, 2017, borrowed funds increased $49.0 million to $324.8 million with an outstanding weighted average interest rate of 1.77% at June 30, 2017.

Total stockholders’ equity decreased $8.5 million, or 2.9%, to $288.1 million at June 30, 2017 from $296.6 million at March 31, 2017. The decrease resulted primarily from cash dividends of $6.6 million and repurchases of common stock of $4.0 million, partially offset by net income of $1.4 million. Cash dividends included the impact of a $0.25 special dividend declared during the quarter totaling $5.3 million.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016 (Cont’d.)

	Three Months Ended June 30,
	2017				2016
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans receivable	$1,037,492		$9,389	3.62%	$800,628		$7,218	3.61%
Mortgage-backed securities	252,348		1,617	2.56%	273,455		1,843	2.70%
Investment securities	56,697		271	1.91%	72,466		408	2.25%
Other interest-earning assets	40,061		209	2.09%	31,010		122	1.57%
Total interest-earning assets	1,386,598		11,486	3.31%	1,177,559		9,591	3.26%
Non-interest-earning assets	86,684				86,754
Total assets	$1,473,282				$1,264,313
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$63,874		48	0.30%	$53,322		14	0.11%
Savings and Club accounts	207,973		234	0.45%	163,708		127	0.31%
Certificates of deposit	563,586		2,016	1.43%	473,847		1,620	1.37%
Total interest-bearing deposits	835,433		2,298	1.10%	690,877		1,761	1.02%
FHLB Advances	302,075		1,299	1.72%	230,875		888	1.54%
Total interest-bearing liabilities	1,137,508		3,597	1.26%	921,752		2,649	1.15%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	28,540				18,834
Other non-interest-bearing liabilities	14,354				10,500
Total non-interest-bearing liabilities	42,894				29,334
Total liabilities	1,180,402				951,086
Stockholders' equity	292,880				313,227
Total liabilities and stockholders' equity	$1,473,282				$1,264,313
Net interest income			$7,889				$6,942
Interest rate spread				2.05%				2.11%
Net interest margin				2.28%				2.36%
Average interest-earning assets to average interest-bearing liabilities	1.22	x			1.28	x

Net income increased $385,000, or 37.9%, to $1.4 million for the three months ended June 30, 2017 compared with $1.0 million for the same 2016 period. The increase in net income resulted primarily from increases of $947,000, or 13.6%, in net interest income, partially offset by increases of $133,000, or 2.4%, in non-interest expenses, $64,000, or 12.2%, in provision for loan losses, $285,000, or 63.6%, in income taxes, as well as a decrease of $80,000, or 15.2%, in non-interest income.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016 (Cont’d.)

Interest income on loans increased by $2.2 million, or 30.1%, to $9.4 million during the three months ended June 30, 2017, when compared with $7.2 million for the same 2016 period. The increase mainly resulted from an increase of $236.9 million, or 29.6%, in the average balance when compared to the same period in 2016, coupled with an increase of 1 basis point in the yield earned on the loan portfolio, to 3.62% from 3.61%. Interest income on mortgage-backed securities decreased $226,000, or 12.3%, to $1.6 million during the three months ended June 30, 2017, when compared with $1.8 million for the same 2016 period. The decrease during the 2017 period resulted from a decrease of 14 basis points in the yield earned on mortgage-backed securities to 2.56% from 2.70%, coupled with a decrease of $21.1million, or 7.7%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $137,000, or 33.6%, to $271,000 during the three months ended June 30, 2017, when compared to $408,000 during the same 2016 period, due to a decrease in the average balance of $15.8 million, or 21.8%, coupled with a 34 basis point decrease in the yield earned to 1.91% from 2.25%. Interest earned on other interest-earning assets increased by $87,000, or 71.3%, to $209,000 during the three months ended June 30, 2017, when compared to $122,000 during the same 2016 period. The increase was due to a 52 basis points increase in the yield to 2.09% from 1.57%, coupled with an increase of $9.1 million, or 29.2%, in the average balance of these assets.  The increase in the balance of loans resulted from the Bank’s continued emphasis on growth in its loan portfolio. The decreases in the yields on mortgage-backed securities and investment securities were the result of the maturity and repayment of high yielding securities. The yield on other interest-earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits increased $537,000, or 30.5%, to $2.3 million during the three months ended June 30, 2017, when compared to $1.8 million during the same 2016 period. The increase was primarily attributable to an increase of $144.6 million, or 20.9%, in the average balance of interest-bearing deposits, coupled with an 8 basis point increase in the cost of interest-bearing deposits to 1.10% from 1.02%. Interest expense on borrowed money increased $411,000, or 46.3%, to $1.3 million during the three months ended June 30, 2017 when compared with $888,000 during the same 2016 period. The increase was primarily attributable to an increase of $71.2 million, or 30.8%, in the average balance of borrowings, coupled with an 18 basis point increase in the cost of borrowings to 1.72% from 1.54%. The $215.8 million increase in average interest-bearing liabilities was due to an increase of $144.6 million in interest-bearing deposits coupled with an increase of $71.2 million in the average balance of borrowings. Net interest income increased $947,000, or 13.6%, during the three months ended June 30, 2017, to $7.9 million when compared to $6.9 million for the same 2016 period. The net interest rate spread decreased 6 basis points due to an 11 basis point increase in the cost of interest-bearing liabilities, which was partially offset a 5 basis point increase in the yield earned on interest-earning assets.

The provision for loan losses increased $64,000, or 12.2%, to $590,000 for the three months ended June 30, 2017 as compared to $526,000 for the same period in 2016. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. The increase in the provision for the 2017 period was mainly due to the significant growth in the balance of outstanding loans, partially offset by slightly more favorable trends in qualitative factor considered in these reviews. At June 30, 2017 and 2016, the Bank’s nonperforming loans totaled $4.3 million and $3.1 million, respectively, representing 0.40% and 0.38%, respectively, of total gross loans, and 0.28% and 0.24%, respectively, of total assets. At March 31, 2017, nonperforming loans totaled $4.2 million, or 0.41% and 0.29% of total gross loans and total assets, respectively. During the three months ended June 30, 2017, a $10,000 net recovery was recorded on two one- to four-family residential real estate loans. During the three months ended June 30, 2016, the Bank recorded $111,000 in net charge-offs on a one- to four-family residential real estate loan. At June 30, 2017, nonperforming loans consisted of twenty-one loans secured by one- to four-family residential real estate and one loan secured by commercial real estate, while at June 30, 2016 nonperforming loans consisted of fourteen loans secured by one- to four-family residential real estate and one loan secured by commercial real estate. Included in nonperforming loans at June 30, 2017 are five loans totaling $1.0 million that were current or less than ninety days delinquent. At June 30, 2016, there were five loans totaling $569,000 that were current or less than ninety days delinquent included in nonperforming loans. All nonperforming loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.8 million, $2.1 million and $1.8 million at June 30, 2017, March 31, 2017 and June 30, 2016, respectively. The allowance for loan losses amounted to $6.7 million, $6.1 million, and $4.8 million, respectively, at June 30, 2017, March 31, 2017, and June 30, 2016, representing 0.62%, 0.60%, and 0.58% of total gross loans, respectively.

Non-interest income decreased $80,000, or 15.2%, to $447,000 for the three months ended June 30, 2017 as compared to $527,000 for the three months ended June 30, 2016, as the 2016 period included an $84,000 in gain on the sale of securities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2015 (Cont’d.)

Non-interest expenses increased $133,000, or 2.4%, to $5.6 million for the three months ended June 30, 2017, as compared to $5.5 million for the three months ended June 30, 2016. The increase consisted primarily of increases in advertising and marketing expenses of $81,000, or 52.9%, and occupancy expenses of $43,000, or 10.3%, partially offset by a decrease in federal deposit insurance premium of $43,000, or 31.2%. The increase in advertising and marketing expenses was mainly related to the costs to promote the Bank’s recently opened Hoboken and Montclair banking centers, as well as the new checking account product discussed above.  The increase in occupancy expenses was mainly related to operational costs of the Hoboken and Montclair banking centers. The decrease in federal deposit insurance premium in the 2017 period was due to the revision of the FDIC assessment system, which began on July 1, 2016 and is not reflected in the 2016 period expenses.  Revisions for “small institutions” (under $10 billion in assets) resulted in, among other things, a change in the financial ratios method used to determine assessment rates.

Income taxes totaled $733,000 and $448,000 during the three months ended June 30, 2017 and 2016, respectively. The increase of $285,000, or 63.6%, resulted from higher pre-tax income, coupled with an increase in the effective income tax rate. The overall effective income tax rate was 34.3% for the 2017 period compared with 30.6% for the 2016 period, as non-taxable interest from municipal and bank owned life insurance represented a smaller portion of overall income.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on real estate secured loans, repayment of borrowings, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $52.5 million, or 3.4% of total assets, at June 30, 2017, as compared to $19.1 million, or 1.3% of total assets at March 31, 2017. The Company’s liquidity is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its stockholders. The Company also has consistently repurchased shares of its common stock. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (the “OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. On a stand-alone basis, at June 30, 2017, the Company had liquid assets of $28.7 million, which included $24.5 million in cash and cash equivalents and $4.2 million in securities available for sale.

Cash was generated by operating and financing activities and used by investing activities during the three months ended June 30, 2017. The primary sources of cash were net income, an increase in deposits, and an increase in borrowings. The primary uses of funds were purchases of loans, net loan originations, and the repurchase of common stock. Dividends declared and paid totaled $6.6 million during the three months ended June 30, 2017.

The Company’s primary investing activities are the origination, participation, and purchase of loans. Net loans amounted to $1.07 billion and $1.01 billion at June 30, 2017 and March 31, 2017, respectively. Securities, including available for sale and held to maturity issues, totaled $304.1 million and $315.3 million at June 30, 2017 and March 31, 2017, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity, which is based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their assets as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At June 30, 2017, advances from the FHLB amounted to $324.8 million at a weighted average rate of 1.77%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $65.0 million at two large financial institutions under established, unsecured, overnight lines of credit at a daily adjustable interest rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2017, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $5.5 million, which included $2.7 million for fixed rate loans and $2.8 million for adjustable rate loans. At June 30, 2017, the Bank also had outstanding commitments to purchase adjustable rate one- to four-family mortgage loans totaling approximately $1.8 million.

In addition, at June 30, 2017, the Bank had outstanding commitments to originate adjustable rate multi-family real estate loans of $24.3 million and commitments to originate adjustable rate commercial real estate loans of $4.0 million.

At June 30, 2017, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.6 million. In addition, there were undisbursed funds from commercial lines of credit of $1.5 million at rates that adjust to the Wall Street Journal Prime Rate. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At June 30, 2017, the Bank also had commitments to originate a $1.0 million adjustable rate commercial line of credit, a $110,000 adjustable rate equity line of credit, and $102,000 fixed rate second mortgage loans.

Certificates of deposit due within one year at June 30, 2017 totaled $263.9 million, or 46.1% of total certificates of deposit. Management believes that, based on past experience and the Bank’s deposit history, a significant portion of such deposits will remain with the Bank.  FHLB advances due within one year at June 30, 2017 totaled $123.5 million.

The Company and its subsidiary Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Company’s subsidiary Bank.

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition, the implementation of the new rule had no material impact on the Bank’s regulatory capital level or ratios. The new rule establishes limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rule has a capital conservation buffer requirement that phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increases each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019, when the full capital conservation buffer requirement will be effective. As of June 30, 2017, the Company and the Bank met all capital adequacy requirements to which they were subject.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Company’s and the Bank’s capital positions at June 30 and March 31, 2017, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy Plus Capital Conservation Buffer (1)		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017	(Dollars In Thousands)
Total risk-based capital (to risk-weighted assets)
Bank	$259,986	29.40%	$81,793	9.250%	$88,425	10.00%
Company	294,822	33.29	81,920	9.250	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	253,286	28.64	64,108	7.250	70,740	8.00
Company	288,122	32.53	64,208	7.250	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	253,286	28.64	50,845	5.750	57,477	6.50
Company	288,122	32.53	50,923	5.750	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	253,286	17.22	58,838	4.000	73,548	5.00
Company	288,122	19.53	59,012	4.000	N/A	N/A
March 31, 2017
Total risk-based capital (to risk-weighted assets)
Bank	$257,175	31.40%	$75,754	9.250%	$81,896	10.00%
Company	302,686	36.91	75,856	9.250	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	251,075	30.66	59,375	7.250	65,517	8.00
Company	296,586	36.17	59,455	7.250	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	251,075	30.66	47,090	5.750	53,233	6.50
Company	296,586	36.17	47,154	5.750	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	251,075	18.02	55,730	4.000	69,663	5.00
Company	296,586	21.22	55,910	4.000	N/A	N/A

(1)	Includes capital conservation buffer of 1.25% at June 30 and March 31, 2017.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of the Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of mortgage loans and investment and mortgage-backed securities that have longer maturities than the Bank’s liabilities, which consist primarily of deposits and borrowings. As a result, a principal part of the Bank’s business strategy is to manage interest rate risk and reduce the exposure of net interest income to change in market interest rates. Accordingly, our Board of Directors, through its Enterprise Risk Management Committee, has established an Asset/Liability Management Committee that is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and one outside director, operates under a policy adopted by the Board of Directors, and meets as needed to review the Bank’s asset/liability policies and interest rate risk position.

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

The asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability repricing but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the Bank’s actual response to market changes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis

The table below sets forth, as of March 31, 2017, the most recent date the Bank’s interest rate risk was measured, estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. Given the current economic environment, as well as the Federal Reserve Board’s decision to raise interest rates in June 2017,  these changes as of June 30, 2017 may materially differ from the results presented. This data is for the Bank and its subsidiary only and does not include any assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We estimate changes in NPV or net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
					(Decrease) in
		Estimated Increase		Estimated	Estimated Net
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)
+200 bp	$171,378	$(67,344)	(28.21)%	$31,025	$(1,255)	(3.89)%
0	238,722	—	—	32,280	—	—
(100) bp	262,660	23,938	10.03	32,145	(135)	(0.42)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one-year period at all maturities.

The table set forth above indicates that at March 31, 2017, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 28.2% decrease in NPV and a 3.9% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 10.0% increase in NPV and 0.4% decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, the data do not reflect any future actions management may take in response to changes in interest rates.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV and net interest income table presented above assumes the composition of the Bank’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions we may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the NPV and net interest income calculations. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of the Bank’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on the Bank’s NPV and net interest income and will likely differ from actual results.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 1.	Legal Proceedings

Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  Neither the Company nor the Bank is a party to any pending legal proceedings that we believe would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, as filed with the SEC on June 8, 2017, which could materially affect our business, financial condition and/or operating results.  As of June 30, 2017, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended June 30, 2017.
(b)	Use of Proceeds. Not applicable.
(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2017.

			Total Number	Maximum
			of Shares	Number of Shares
	Total		Purchased as	That May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plan	the Plans or
Period	Purchased	Per Share	or Programs (1)	Programs (1)

April 1 - April 30, 2017 (2)	209,793	$16.17	206,700	833,047
May 1 - May 31, 2017	39,700	16.28	39,700	793,347
June 1 - June 30, 2017	-	-	-	793,347
Total	249,493	$16.19	246,400

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

(2)	Includes 3,093 shares repurchased for payment of taxes due upon the vesting of restricted stock awards under the Clifton Bancorp Inc. 2015 Equity Incentive Plan.
ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)
3.2	Bylaws of Clifton Bancorp Inc. (2)
4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

CLIFTON BANCORP INC.

Date:	August 8, 2017	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	August 8, 2017	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)