Form 10-Q
period 2017-09-30
Clifton Bancorp Inc.
filed 2017-11-08
CIK 1592329

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2017: 22,064,768 shares outstanding.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	September 30, 2017	March 31, 2017
ASSETS	(Unaudited)
Cash and due from banks	$3,768	$7,282
Interest-bearing deposits in other banks	12,276	7,371
Cash and Cash Equivalents	16,044	14,653
Securities available for sale, at fair value	3,974	4,435
Securities held to maturity, at cost (fair value of $297,185 at September 30, 2017 and $311,509 at March 31, 2017):	295,666	310,913
Loans receivable	1,147,729	1,013,944
Allowance for loan losses	(7,310)	(6,100)
Net Loans	1,140,419	1,007,844
Bank owned life insurance	62,481	61,718
Premises and equipment	8,360	8,540
Federal Home Loan Bank of New York stock	16,726	13,733
Interest receivable	3,755	3,249
Other assets	7,096	6,718
Total Assets	$1,554,521	$1,431,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$28,087	$28,800
Interest bearing	886,486	816,025
Total Deposits	914,573	844,825
Advances from Federal Home Loan Bank of New York	340,700	275,800
Advance payments by borrowers for taxes and insurance	9,063	8,485
Other liabilities and accrued expenses	4,242	6,074
Total Liabilities	1,268,578	1,135,184
Commitments and Contingencies
Stockholders' Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value), 85,000,000 shares authorized; 22,064,768 issued and outstanding at September 30, 2017; 22,548,529 issued and outstanding at March 31, 2017	220	226
Paid-in capital	196,526	203,560
Deferred compensation obligation under Rabbi Trust	618	580
Retained earnings	98,346	102,517
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(9,304)	(9,931)
Accumulated other comprehensive income	37	33
Stock held by Rabbi Trust	(500)	(366)
Total Stockholders' Equity	285,943	296,619
Total Liabilities and Stockholders' Equity	$1,554,521	$1,431,803

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest Income
Loans	$10,112	$7,748	$19,501	$14,966
Mortgage-backed securities	1,579	1,734	3,196	3,577
Debt securities	270	283	541	691
Other interest-earning assets	268	151	477	273
Total Interest Income	12,229	9,916	23,715	19,507
Interest Expense
Deposits	2,495	1,923	4,793	3,684
Advances	1,531	924	2,830	1,812
Total Interest Expense	4,026	2,847	7,623	5,496
Net Interest Income	8,203	7,069	16,092	14,011
Provision for Loan Losses	610	505	1,200	1,031
Net Interest Income after Provision for Loan Losses	7,593	6,564	14,892	12,980
Non-Interest Income
Fees and service charges	59	95	137	169
Bank owned life insurance	384	406	763	775
Gain on sale of securities	593	—	593	84
Gain on sale of real estate owned	75	—	75	—
Loss on disposal of premises and equipment	—	—	(10)	—
Total Non-Interest Income	1,111	501	1,558	1,028
Non-Interest Expenses
Salaries and employee benefits	3,367	3,372	6,807	6,785
Occupancy expense of premises	493	434	953	851
Equipment	434	438	850	818
Directors' compensation	234	252	485	506
Advertising and marketing	167	99	401	252
Professional services	180	204	369	373
Federal deposit insurance premium	108	152	203	290
Other	407	360	934	915
Total Non-Interest Expenses	5,390	5,311	11,002	10,790
Income before Income Taxes	3,314	1,754	5,448	3,218
Income Taxes	1,009	513	1,742	961
Net Income	$2,305	$1,241	$3,706	$2,257
Net Income per Common Share
Basic	$0.11	$0.06	$0.17	$0.10
Diluted	$0.11	$0.06	$0.17	$0.10
Dividends per common share	$0.06	$0.06	$0.37	$0.12

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	21,273,929	22,215,759	21,321,580	22,495,168
Diluted	21,411,238	22,276,069	21,473,653	22,555,241

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,305	$1,241	$3,706	$2,257
Other comprehensive income (loss):
Gross unrealized holding gain (loss) on securities available for sale, net of income taxes of $(6) and $6, $(4) and $(4), respectively	7	(9)	5	6
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $0 and $0, $0 and $34, respectively (A)	—	—	—	(50)
Benefit plan (loss), net of income taxes of $0 and $0, $0 and $101, respectively	—	—	—	(145)
Benefit plan amortization, net of income taxes of $0 and $0, $1 and $(1), respectively (B)	—	1	(1)	3
Total other comprehensive income (loss)	7	(8)	4	(186)
Total comprehensive income	$2,312	$1,233	$3,710	$2,071

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)

Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors' compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Six Months Ended September 30, 2017	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income	Trust	Total
Balance - March 31, 2017	22,548,529	$226	$203,560	$580	$102,517	$(9,931)	$33	$(366)	$296,619
Net income	—	—	—	—	3,706	—	—	—	3,706
Other comprehensive income, net of income tax	—	—	—	—	—	—	4	—	4
ESOP shares committed to be released	—	—	382	—	—	627	—	—	1,009
Stock option expense	—	—	166	—	—	—	—	—	166
Restricted stock awards earned	—	—	629	—	—	—	—	—	629
Repurchase restricted stock award	(10,714)	—	(170)	—	—	—	—	—	(170)
Funding of Supplemental Executive Retirement Plan	—	—	—	38	—	—	—	(134)	(96)
Repurchase common stock	(545,500)	(6)	(8,695)	—	—	—	—	—	(8,701)
Exercise of stock options	72,453	—	654						654
Cash dividends declared ($0.37 per share)	—	—	—	—	(7,877)	—	—	—	(7,877)
Balance - September 30, 2017	22,064,768	$220	$196,526	$618	$98,346	$(9,304)	$37	$(500)	$285,943

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Six Months Ended September 30, 2016	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2016	24,000,043	$240	$222,752	$412	$103,120	$(11,184)	$172	$(235)	$315,277
Net income	—	—	—	—	2,257	—	—	—	2,257
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(186)	—	(186)
ESOP shares committed to be released	—	—	301	—	—	626	—	—	927
Stock option expense	—	—	167	—	—	—	—	—	167
Restricted stock awards granted	17,000	—	—	—	—	—	—	—	—
Restricted stock awards earned	—	—	683	—	—	—	—	—	683
Forfeited restricted stock awards	(27,295)	—	—	—	—	—	—	—	—
Repurchase restricted stock awards	(14,613)		(219)						(219)
Funding of Supplemental Executive Retirement Plan	—	—	—	78	—	—	—	(131)	(53)
Repurchase common stock	(888,900)	(9)	(13,260)	—	—	—	—	—	(13,269)
Cash dividends declared ($0.12 per share)	—	—	—	—	(2,694)	—	—	—	(2,694)
Balance - September 30, 2016	23,086,235	$231	$210,424	$490	$102,683	$(10,558)	$(14)	$(366)	$302,890

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$3,706	$2,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	411	337
Net amortization of deferred fees and costs, premiums and discounts	466	503
Provision for loan losses	1,200	1,031
Realized gain on sale of securities available for sale	—	(84)
Realized gain on sale of securities held to maturity	(593)	—
Loss on disposal of real estate owned	—	28
Loss on write-down of real estate owned	—	69
(Gain) on acquisition of real estate owned	—	(28)
(Gain) on sale of real estate owned	(75)	—
Loss on disposal of premises and equipment	10	—
(Increase) decrease in interest receivable	(506)	55
Deferred income tax (benefit)	(463)	(206)
(Increase) in other assets	(450)	(494)
Increase (decrease) in accrued interest payable	86	(29)
(Decrease) increase in other liabilities	(1,684)	398
Income from bank owned life insurance	(763)	(775)
ESOP shares committed to be released	1,009	927
Restricted stock expense	629	683
Stock option expense	166	167
Income tax benefit from stock based compensation	(234)	(68)
(Decrease) in deferred compensation obligation under Rabbi Trust	(96)	(53)
Net Cash Provided by Operating Activities	2,819	4,718

Cash Flows From Investing Activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	459	794
Securities held to maturity	18,302	58,658
Proceeds from sale of securities available for sale	—	3,713
Proceeds from sale of securities held to maturity	10,188	—
Proceeds from sale of real estate owned	773	—
Redemptions of Federal Home Loan Bank of New York stock	886	6,953
Purchases of:
Securities held to maturity	(12,889)	(23,114)
Loans receivable	(21,763)	(23,977)
Bank owed life insurance	—	(4,000)
Premises and equipment	(241)	(468)
Federal Home Loan Bank of New York stock	(3,879)	(6,713)
Net (increase) in loans receivable	(112,396)	(79,600)
Net Cash (Used in) Investing Activities	$(120,560)	$(67,754)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash Flows From Financing Activities:
Net increase in deposits	$69,748	$77,644
Net (decrease) in short-term advances from Federal Home Loan Bank of New York	(7,500)	(42,000)
Proceeds from long-term advances from Federal Home Loan Bank of New York	88,400	35,000
Payments on long-term advances from Federal Home Loan Bank of New York	(16,000)	—
Net increase in payments by borrowers for taxes and insurance	578	263
Repurchase restricted stock awards	(170)	(219)
Repurchase common stock	(8,701)	(13,269)
Exercise of stock options	654	—
Dividends paid	(7,877)	(2,694)
Net Cash Provided by Financing Activities	119,132	54,725
Net Increase (Decrease) in Cash and Cash Equivalents	1,391	(8,311)
Cash and Cash Equivalents - Beginning	14,653	31,069
Cash and Cash Equivalents - Ending	$16,044	$22,758
Supplemental Information:
Cash paid during the period for:
Interest on deposits and borrowings	$7,537	$5,525
Income taxes paid	$1,840	$1,929
Non cash activities:
Transfer from loans receivable to real estate owned	$167	$953

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2017, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 8, 2017.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the three and six months ended September 30, 2017 includes incremental shares related to outstanding stock options of 137,309 and 152,073, respectively.  The calculation of diluted EPS for the three and six months ended September 30, 2016 includes incremental shares related to outstanding stock options of 60,310 and 60,073, respectively.  Shares issued or retired during any period are weighted for the portion of the period they were outstanding. During the three and six months ended September 30, 2017, there were no options which were antidilutive. During the three and six months ended September 30, 2016, the average number of options which were antidilutive were 1,035,635 and 1,046,640, respectively.

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION

On March 11, 2015, the Company announced that the Board of Directors authorized a stock repurchase plan, which became effective on April 2, 2015, to acquire up to 2,731,000 shares, or 10%, of the Company’s outstanding common stock. On October 28, 2015, the Company announced that the Board of Directors authorized an extension of the stock repurchase plan to acquire an additional 2,569,000 shares, or 10%, of the Company’s outstanding common stock.  On September 8, 2016, the Company announced that the Board of Directors again authorized an extension of the stock repurchase plan to acquire an additional 1,155,000 shares, or 5%, of the Company’s outstanding common stock. Since the date of inception, the Company has repurchased a total of 5,960,753 shares, or 27.0% of outstanding common stock, at an aggregate cost of $86.5 million and a weighted average per share price of $14.50.

During the six months ended September 30, 2017 and 2016, approximately 545,500 and 888,900 shares were repurchased, respectively, under the repurchase plan at aggregate costs of approximately $8.7 million, or $15.95 per share, and $13.3 million, or $14.93 per share, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

At the Company’s annual meeting of stockholders held on August 6, 2015, stockholders of the Company approved the Clifton Bancorp Inc. 2015 Equity Incentive Plan (“the 2015 Equity Incentive Plan”). Under the 2015 Equity Incentive Plan, the Company may grant options to purchase up to 1,705,944 of Company common stock and may grant up to 682,377 shares of common stock as restricted stock awards. At September 30, 2017, there were 716,964 shares and 220,466 shares, respectively, remaining for future option grants and restricted stock awards under the 2015 Equity Incentive Plan.

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

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the six months ended September 30, 2017 and 2016, $629,000 and $683,000, respectively, in expense was recognized in regard to these restricted stock awards. The Company recognized approximately $257,000 and $279,000 of income tax benefits resulting from this expense for six months ended September 30, 2017 and 2016, respectively. The expected future compensation expense relating to the 269,081 non-vested restricted shares outstanding at September 30, 2017 is $3.6 million over a weighted average period of 3.0 years.

The following is summary of the status of the Company’s non-vested restricted shares:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2016	506,362	$13.84
Granted	17,000	15.03
Vested	(95,886)	13.84
Forfeited	(60,049)	13.84
Non-vested at March 31, 2017	367,427	13.89
Vested	(98,346)	14.02
Non-vested at September 30, 2017	269,081	13.87

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

On September 12, 2016, stock options to purchase 10,000 shares of Company common stock were awarded, with a grant date fair value of $1.92 per share and an expiration date of September 12, 2026. All of these stock options vested on September 12, 2017. The stock options were granted at an exercise price of $15.16 equal to the value of the Company’s common stock on the grant date based on quoted market prices. The value of the stock options was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 5.5 years, risk-free rate of return of 1.28%, volatility of 15.63% and a dividend yield of 1.58%.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the six months ended September 30, 2017 and 2016, $166,000 and $167,000, respectively, in stock option expense, was recorded net of income tax benefits of $49,000 and $47,000 respectively. The expected future compensation expense relating to the 579,810 non-vested options outstanding at September 30, 2017 is $918,000 over the weighted average period of 3.0 years.

A summary of stock option activity follows:

	Number of Stock Options	Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2016	1,253,251	$9.03 - $13.84	$13.26	8.78 Years	$2,333,383
Granted	20,000	14.89 - 15.16	15.03
Exercised	(13,648)	13.84	13.84		24,635
Forfeited	(122,828)	13.84	13.84
Outstanding at March 31, 2017	1,136,775	9.03 - 15.16	13.22	7.73 Years	3,376,943
Exercised	(72,453)	9.03	9.03		470,624
Outstanding at September 30, 2017	1,064,322	9.03 - 15.16	13.50	7.62 Years	3,422,271

Exercisable at September 30, 2017	484,512	9.03 - 15.16	13.11	7.17 Years	1,748,976

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In Thousands)
Service cost	$9	$23	$18	$46
Interest cost	20	20	40	40
Amortization of unrecognized (gain)	(1)	(1)	(2)	(2)
Amortization of past service cost	—	3	—	6
Settlement charge	—	—	—	37
Net periodic benefit cost	$28	$45	$56	$127

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,002	$—	$28	$3,974
Total available for sale securities	$4,002	$—	$28	$3,974

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,472	$—	$37	$4,435
Total available for sale securities	$4,472	$—	$37	$4,435

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$29,991	$3	$130	$29,864
Corporate bonds	20,021	372	59	20,334
Municipal bonds	5,832	64	52	5,844
	55,844	439	241	56,042
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	48,632	647	437	48,842
Federal National Mortgage Association	179,010	1,675	761	179,924
Government National Mortgage Association	12,180	331	134	12,377
	239,822	2,653	1,332	241,143
Total held to maturity securities	$295,666	$3,092	$1,573	$297,185

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$29,973	$20	$211	$29,782
Corporate bonds	20,025	327	110	20,242
Municipal bonds	8,839	24	94	8,769
	58,837	371	415	58,793
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	53,400	580	812	53,168
Federal National Mortgage Association	181,843	1,968	1,417	182,394
Government National Mortgage Association	16,833	488	167	17,154
	252,076	3,036	2,396	252,716
Total held to maturity securities	$310,913	$3,407	$2,811	$311,509

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	September 30, 2017
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Due after five through ten years	$1,076	$1,065
Due after ten years	2,926	2,909
Total available for sale securities	$4,002	$3,974

Held to maturity:
Debt securities:
Due one year or less	$15,618	$15,616
Due after one through five years	32,768	33,038
Due after five through ten years	6,975	6,908
Due after ten years	483	480
	55,844	56,042
Mortgage-backed securities:
Due after one through five years	53,881	53,867
Due after five through ten years	45,800	46,299
Due after ten years	140,141	140,977
	239,822	241,143
Total held to maturity securities	$295,666	$297,185

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at September 30 and March 31, 2017 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
September 30, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$2,909	$17	$1,065	$11	$3,974	$28
Total available for sale securities	$2,909	$17	$1,065	$11	$3,974	$28
Held to maturity:
Debt securities:
Government-sponsored enterprises	$19,867	$130	$—	$—	$19,867	$130
Corporate bonds	5,014	6	4,947	53	9,961	59
Municipal bonds	1,913	52	—	—	1,913	52
	26,794	188	4,947	53	31,741	241
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	21,517	176	10,291	261	31,808	437
Federal National Mortgage Association	58,663	287	17,802	474	76,465	761
Government National Mortgage Association	1,634	59	4,338	75	5,972	134
	81,814	522	32,431	810	114,245	1,332
Total held to maturity securities	$108,608	$710	$37,378	$863	$145,986	$1,573

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,435	$37	$—	$—	$4,435	$37
Total available for sale securities	$4,435	$37	$—	$—	$4,435	$37
Held to maturity:
Debt securities:
Government-sponsored enterprises	$14,789	$211	$—	$—	$14,789	$211
Corporate bonds	9,914	110	—	—	9,914	110
Municipal bonds	5,694	94	—	—	5,694	94
	30,397	415	—	—	30,397	415
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	34,007	812	—	—	34,007	812
Federal National Mortgage Association	113,178	1,177	3,966	240	117,144	1,417
Government National Mortgage Association	7,119	117	1,024	50	8,143	167
	154,304	2,106	4,990	290	159,294	2,396
Total held to maturity securities	$184,701	$2,521	$4,990	$290	$189,691	$2,811

Management does not believe that any of the unrealized losses at September 30, 2017 (four bonds of Government-sponsored enterprises, two corporate bonds, and five municipal bonds included in debt securities, and thirty-one FNMA mortgage-backed securities, eleven FHLMC mortgage-backed securities, and three GNMA mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

During the six months ended September 30, 2017 and 2016, the proceeds from sales of securities held to maturity and securities available for sale totaled $10.2 million and $3.7 million, respectively, resulting in gross realized gains of $593,000 and $84,000, respectively. The remaining principal balance for each of the securities held to maturity sold during the six months ended September 30, 2017 was less than 15% of the original principal purchased.

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	September 30,	March 31,
	2017	2017
	(In Thousands)
Real estate:
One- to four-family	$723,442	$702,438
Multi-family	191,389	123,918
Commercial	215,416	170,464
	1,130,247	996,820
Commercial and industrial	2,646	2,571
Consumer:
Second mortgage and equity lines of credit	10,548	10,297
Passbook or certificate and other loans	532	563
	11,080	10,860
Total Loans	1,143,973	1,010,251
Net purchase premiums, discounts, and deferred loan costs	3,756	3,693
Total Loans, Net	$1,147,729	$1,013,944

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

4. Construction Loans - consists primarily of the financing of construction of one- to four-family properties or construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to uncertainty of construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions. There were no construction loans outstanding as of September 30 and March 31, 2017.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The change in the allowance for loan losses for the three and six months ended September 30, 2017 and 2016 is as follows:

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
At June 30, 2017:	(In Thousands)
Total allowance for loan losses	$3,172	$1,430	$2,001	$39	$36	$—	$22	$6,700
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	33	463	130	(10)	3	1	(10)	610
At September 30, 2017:
Total allowance for loan losses	$3,205	$1,893	$2,131	$29	$39	$1	$12	$7,310

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
At March 31, 2017:	(In Thousands)
Total allowance for loan losses	$3,107	$1,225	$1,686	$28	$34	$—	$20	$6,100
Charge-offs	(1)	—	—	—	—	—	—	(1)
Recoveries	11	—	—	—	—	—	—	11
Provision charged to operations	88	668	445	1	5	1	(8)	1,200
At September 30, 2017:
Total allowance for loan losses	$3,205	$1,893	$2,131	$29	$39	$1	$12	$7,310

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
At June 30, 2016:	(In Thousands)
Total allowance for loan losses	$2,902	$774	$1,036	$11	$35	$—	$17	$4,775
Charge-offs	(81)	—	—	—	—	—	—	(81)
Recoveries	1	—	—	—	—	—	—	1
Provision charged to operations	59	201	177	11	—	—	57	505
At September 30, 2016:
Total allowance for loan losses	$2,881	$975	$1,213	$22	$35	$—	$74	$5,200

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
At March 31, 2016:	(In Thousands)
Total allowance for loan losses	$2,922	$505	$865	$2	$44	$—	$22	$4,360
Charge-offs	(193)	—	—	—	—	—	—	(193)
Recoveries	2	—	—	—	—	—	—	2
Provision charged to operations	150	470	348	20	(9)	—	52	1,031
At September 30, 2016:
Total allowance for loan losses	$2,881	$975	$1,213	$22	$35	$—	$74	$5,200

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at September 30 and March 31, 2017.

September 30, 2017	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,205	1,893	2,131	29	39	1	12	7,310
Total	$3,205	$1,893	$2,131	$29	$39	$1	$12	$7,310
Loans:
Individually evaluated for impairment	$1,406	$188	$184	$—	$11	$—	$—	$1,789
Collectively evaluated for impairment	722,036	191,201	215,232	2,646	10,537	532	—	1,142,184
Total	$723,442	$191,389	$215,416	$2,646	$10,548	$532	$—	$1,143,973

March 31, 2017	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,107	1,225	1,686	28	34	—	20	6,100
Total	$3,107	$1,225	$1,686	$28	$34	$—	$20	$6,100
Loans:
Individually evaluated for impairment	$1,665	$191	$184	$—	$12	$—	$—	$2,052
Collectively evaluated for impairment	700,773	123,727	170,280	2,571	10,285	563	—	1,008,199
Total	$702,438	$123,918	$170,464	$2,571	$10,297	$563	$—	$1,010,251

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of classified loan balances are as follows at September 30 and March 31, 2017:

September 30, 2017	One-to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$718,803	$191,389	$215,232	$2,646	$10,537	$532	$1,139,139
Classified:
Special mention	80	—	—	—	11	—	91
Substandard	4,559	—	184	—	—	—	4,743
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$723,442	$191,389	$215,416	$2,646	$10,548	$532	$1,143,973

March 31, 2017	One-to Four -Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$697,958	$123,918	$170,280	$2,571	$10,297	$563	$1,005,587
Classified:
Special mention	489	—	—	—	—	—	489
Substandard	3,991	—	184	—	—	—	4,175
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$702,438	$123,918	$170,464	$2,571	$10,297	$563	$1,010,251

The following table provides information with respect to the Bank’s nonaccrual loans at September 30 and March 31, 2017. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and, or interest become doubtful. Nonaccrual loans differ from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained consecutive period of repayment performance (generally six consecutive months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	September 30,	March 31,
	2017	2017
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$4,164	$3,508
Commercial	184	184
Total nonaccrual loans	$4,348	$3,692

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in the Bank’s loan portfolio at September 30 and March 31, 2017.

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
September 30, 2017	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$2,372	$1,370	$3,377	$7,119	$716,323	$723,442
Multi-family	—	—	—	—	191,389	191,389
Commercial	—	—	184	184	215,232	215,416
Commercial and industrial	—	—	—	—	2,646	2,646
Consumer and other loans:
Second mortgage and equity lines of credit	—	37	—	37	10,511	10,548
Passbook or certificate and other loans	—	41	—	41	491	532
Total	$2,372	$1,448	$3,561	$7,381	$1,136,592	$1,143,973

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
March 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$1,594	$665	$2,879	$5,138	$697,300	$702,438
Multi-family	—	—	—	—	123,918	123,918
Commercial	—	—	184	184	170,280	170,464
Commercial and industrial	—	—	—	—	2,571	2,571
Consumer and other loans:
Second mortgage and equity lines of credit	9	—	—	9	10,288	10,297
Passbook or certificate and other loans	2	—	—	2	561	563
Total	$1,605	$665	$3,063	$5,333	$1,004,918	$1,010,251

Loans with a carrying value of $395,000 and $483,000, respectively, were past due greater than 90 days and accruing as of September 30 and March 31, 2017.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or an in-substance repossession. As of September 30, 2017, we held one foreclosed residential real estate property with a carrying value of $167,000 as a result of obtaining physical possession. In addition, as of September 30, 2017, we had eight loans with a carrying value of $1.2 million collateralized by residential real estate for which formal foreclosure proceedings were in process.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Impaired loans, none of which had a related allowance at or for the three and six months ending September 30, 2017 and 2016, and at or for the year ended March 31, 2017, were as follows:

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended September 30, 2017	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,406	$1,752	$1,409	$21
Multi-family	188	211	189	3
Commercial	184	184	184	—
Consumer and other loans:
Second mortgage	11	11	11	—
Total impaired loans	$1,789	$2,158	$1,793	$24

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended September 30, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,376	$1,696	$1,378	$18
Multi-family	194	218	195	3
Commercial	184	184	184	1
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$1,766	$2,110	$1,769	$22

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Six Months Ended September 30, 2017	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,406	$1,752	$1,518	$39
Multi-family	188	211	190	6
Commercial	184	184	184	—
Consumer and other loans:
Second mortgage	11	11	11	—
Total impaired loans	$1,789	$2,158	$1,903	$45

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Six Months Ended September 30, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,376	$1,696	$1,330	$28
Multi-family	194	218	196	6
Commercial	184	184	185	3
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$1,766	$2,110	$1,723	$37

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Year Ended March 31, 2017	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,665	$2,017	$1,410	$65
Multi-family	191	215	194	11
Commercial	184	184	184	3
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$2,052	$2,428	$1,800	$80

The recorded investment in loans modified in a troubled debt restructuring totaled $1.5 million and $1.5 million respectively, at September 30 and March 31, 2017, of which $379,000 and $331,000, respectively, were over 90 days past due, $0 and $14,000, respectively, were 60-89 days past due, and $11,000 and $55,000, respectively, were 30-59 days past due. The remaining loans modified were current at the time of the restructuring and had complied with the terms of their restructure agreements at September 30 and March 31, 2017. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents troubled debt restructurings by class during the period indicated.  There were no new troubled debt restructurings during the three and six months ended September 30, 2017. There were no new troubled debt restructurings during the three months ended September 30, 2016.

		Pre-restructuring	Post-restructuring
		Outstanding	Outstanding	Charge-off
	Number of	Recorded	Recorded	Recorded Upon
	Loans	Investment	Investment	Restructuring
(Dollars In Thousands)
Six Months Ended September 30, 2016
One- to four-family real estate	2	$468	$411	$—

There were no defaults that occurred within twelve months of restructuring during the three and six months ended September 30, 2017 and 2016.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30 and March 31, 2017 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
September 30, 2017
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$3,974	$—	$3,974	$—
Total securities available for sale	$3,974	$—	$3,974	$—

March 31, 2017
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,435	$—	$4,435	$—
Total securities available for sale	$4,435	$—	$4,435	$—

There were no assets measured at fair value on a non-recurring basis at September 30, 2017. For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 are as follow:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
March 31, 2017
Impaired loans	$193	$—	$—	$193
Real estate owned	28	—	—	28

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30 and March 31, 2017.

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

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30 and March 31, 2017:

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

Cash and Cash Equivalents, Interest Receivable, and Interest Payable (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents, interest receivable, and interest payable approximate their fair values.

Securities

The fair value of all securities, whether classified as available for sale (carried at fair value) or held to maturity (carried at cost), is determined by reference to quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities are measured on a recurring basis. The fair values of these securities are obtained from quotes received from an independent broker. The Company’s broker provides it with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available. As the Company is responsible for the determination of fair value, it performs monthly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. The Company’s internal price verification procedures and review of fair value methodology documentation provided by third-party pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

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

As of September 30 and March 31, 2017, the fair value of the commitments to extend credit was not considered to be material.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
September 30, 2017	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$16,044	$16,044	$16,044	$—	$—
Securities available for sale	3,974	3,974	—	3,974	—
Securities held to maturity	295,666	297,185	—	297,185	—
Net loans receivable	1,140,419	1,127,627	—	—	1,127,627
FHLB of New York stock	16,726	16,726	—	16,726	—
Interest receivable	3,755	3,755	—	3,755	—
Financial liabilities:
Deposits	914,573	914,907	—	914,907	—
FHLB advances	340,700	340,516	—	340,516	—
Interest payable	561	561	—	561	—

			(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
March 31, 2017	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,653	$14,653	$14,653	$—	$—
Securities available for sale	4,435	4,435	—	4,435	—
Securities held to maturity	310,913	311,509	—	311,509	—
Net loans receivable	1,007,844	981,930	—	—	981,930
FHLB of New York stock	13,733	13,733	—	13,733	—
Interest receivable	3,249	3,249	—	3,249	—
Financial liabilities:
Deposits	844,825	845,820	—	845,820	—
FHLB advances	275,800	276,149	—	276,149	—
Interest payable	475	475	—	475	—

8. RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 by the FASB and as IFRS 152 by the IASB, and amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05, and ASU 2017-13 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The goals of the revenue recognition project are to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements while also providing “a more robust framework for addressing revenue issues.” The boards believe that the standard will improve the consistency of requirements, comparability of revenue recognition practices, and usefulness of disclosures. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this standard effective April 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements, as management has not identified any material changes in the timing of revenue recognition.

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 and ASU 2017-13 includes a lessee accounting model that recognizes two types of leases - finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease.  New disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases are also required. These disclosures include qualitative and quantitative requirements, providing information about the amounts recorded in the financial statements. For a public entity, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is in the process of reviewing its existing lease portfolios to evaluate the impact of the new accounting guidance on the financial statements, as well as the impact to regulatory capital and risk-weighted assets. The Company expects a gross-up of its consolidated statements of financial condition as a result of recognizing operating lease liabilities and right of use assets; the extent of such gross-up is under evaluation. The Company does not expect material changes to the recognition of operating lease expense in its consolidated statements of income. This standard, effective April 1, 2019, is not expected to have a material impact on its overall consolidated financial statements.

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

9. SUBSEQUENT EVENT

On November 1, 2017, the Company and Kearny Financial Corp. (“Kearny”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Kearny (the “Merger”). Immediately following the Merger, the Bank will merge with and into Kearny Bank. Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 1.191 shares of Kearny’s common stock. The transaction is expected to close in the late first quarter or early second quarter of 2018, subject to the satisfaction of customary closing conditions, including the receipt of all required regulatory approvals and the approval of the shareholders of both the Company and Kearny.

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

Interest-earning assets consist primarily of mortgage-backed and investment securities and net loans, which comprised 19.3% and 73.4%, respectively, of total assets at September 30, 2017, as compared to 22.0% and 70.4%, respectively, of total assets at March 31, 2017. Cash and cash equivalents to total assets were 1.0% at September 30 and March 31, 2017. The Company’s mortgage-backed securities portfolio at September 30, 2017 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 54% U.S. government-sponsored or guaranteed enterprises, 36% corporate bonds and 10% municipal bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”).  Deposits increased $69.7 million, or 8.3%, between March 31, 2017 and September 30, 2017. Borrowed funds increased $64.9 million, or 23.5%, which resulted from new borrowings of $88.4 million partially offset by repaid borrowings of $23.5 million. The balance of FHLB borrowings at September 30, 2017 increased to $340.7 million as compared to $275.8 million at March 31, 2017.

Net interest income increased $1.1 million, or 16.0%, during the three months ended September 30, 2017, when compared with the same 2016 period. The increase in net interest income was primarily due to a $2.3 million increase in total interest income, partially offset by a $1.2 million increase in total interest expense. Average interest-earning assets increased $239.8 million, or 19.8%, compared with the same 2016 period, while average interest-bearing liabilities increased $249.3 million, or 26.1%, when compared with the same 2016 period. The $9.6 million decrease in average net interest-earning assets was mainly attributable to decreases of $19.6 million in the average balance of mortgage-backed securities and $3.2 million in the average balance of investment securities, coupled with increases of $104.2 million in the average balance of FHLB advances and $145.1 million in average interest bearing deposits, partially offset by an increase of $251.4 million in the average balance of loans and $11.1 million in other interest-earning assets.

The net interest rate spread decreased to 2.03% from 2.08% for the three months ended September 30, 2017 when compared with the same 2016 period. The increase of 15 basis points in the cost of interest-bearing liabilities was partially offset by an increase of 10 basis points in the yield on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, and non-interest expenses incurred. During the three months ended September 30, 2017, non-interest income increased $610,000, or 121.8%, as compared to the comparable period in 2016. Provision for loan losses increased $105,000, or 20.8%, and non-interest expenses increased $79,000, or 1.5%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

Assets at September 30, 2017 totaled $1.55 billion, which represents an increase of $122.7 million, or 8.6%, as compared with $1.43 billion at March 31, 2017. The increase in total assets was primarily due to an increase of $132.6 million in in net loans.

Cash and cash equivalents increased $1.4 million, or 9.5%, to $16.0 million at September 30, 2017 as compared to $14.7 million at March 31, 2017 as a small portion of cash flows from deposits and borrowed funds were not yet redeployed into higher yielding assets.

Securities available for sale at September 30, 2017 decreased $461,000, or 10.4%, to $4.0 million from $4.4 million at March 31, 2017, resulting primarily from principal repayments of $459,000 and a decrease of $9,000 in the unrealized loss on the portfolio.

Securities held to maturity at September 30, 2017 decreased $15.2 million, or 4.9%, to $295.7 million from $310.9 million at March 31, 2017, resulting primarily from maturities and repayments totaling $18.3 million and sale of securities totaling $10.2 million, partially offset by purchases of $12.9 million during the period.

Net loans at September 30, 2017 increased $132.6 million, or 13.2%, to $1.1 billion when compared with $1.0 billion at March 31, 2017.  The increase in the loan portfolio was mostly in multi-family and commercial loans, which increased $112.4 million or 38.2%. The Bank continues to emphasize the growth of this loan portfolio. Repayment levels remained relatively stable during the six months ended September 30, 2017.

Total liabilities increased $133.4 million, or 11.8%, to $1.27 billion at September 30, 2017 from $1.14 billion at March 31, 2017.  Deposits at September 30, 2017 increased $69.7 million, or 8.3%, to $914.6 million when compared with $844.8 million at March 31, 2017. A high yielding checking account launched by the Bank in May 2017 was responsible for a significant percentage of the deposit growth.  During the six months ended September 30, 2017, borrowed funds increased $64.9 million to $340.7 million with an outstanding weighted average interest rate of 1.81% at September 30, 2017.

Total stockholders’ equity decreased $10.7 million, or 3.6%, to $285.9 million at September 30, 2017 from $296.6 million at March 31, 2017. The decrease resulted primarily from cash dividends of $7.9 million and repurchases of common stock of $8.7 million, partially offset by net income of $3.7 million. Cash dividends included the impact of a $0.25 special dividend totaling $5.3 million paid on July 13, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016 (Cont’d.)

	Three Months Ended September 30,
	2017				2016
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans receivable	$1,107,262		$10,112	3.65%	$855,838		$7,748	3.62%
Mortgage-backed securities	248,079		1,579	2.55%	267,646		1,734	2.59%
Investment securities	55,914		270	1.93%	59,099		283	1.92%
Other interest-earning assets	39,524		268	2.71%	28,402		151	2.13%
Total interest-earning assets	1,450,779		12,229	3.37%	1,210,985		9,916	3.27%
Non-interest-earning assets	85,339				85,425
Total assets	$1,536,118				$1,296,410
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$97,727		160	0.65%	$53,270		14	0.11%
Savings and Club accounts	205,035		234	0.46%	183,426		178	0.39%
Certificates of deposit	571,976		2,101	1.47%	492,921		1,731	1.40%
Total interest-bearing deposits	874,738		2,495	1.14%	729,617		1,923	1.05%
FHLB Advances	330,475		1,531	1.85%	226,250		924	1.63%
Total interest-bearing liabilities	1,205,213		4,026	1.34%	955,867		2,847	1.19%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	27,950				23,512
Other non-interest-bearing liabilities	15,469				11,652
Total non-interest-bearing liabilities	43,419				35,164
Total liabilities	1,248,632				991,031
Stockholders' equity	287,486				305,379
Total liabilities and stockholders' equity	$1,536,118				$1,296,410
Net interest income			$8,203				$7,069
Interest rate spread				2.03%				2.08%
Net interest margin				2.26%				2.33%
Average interest-earning assets to average interest-bearing liabilities	1.20	x			1.27	x

Net income increased $1.1 million, or 85.7%, to $2.3 million for the three months ended September 30, 2017 compared with $1.2 million for the same 2016 period. The increase in net income resulted primarily from increases of $1.13 million, or 16.0%, in net interest income, coupled with increase of $610,000, or 121.8%, in non-interest income, partially offset by increases of $79,000, or 1.5%, in non-interest expenses, $105,000, or 20.8%, in provision for loan losses, and $496,000, or 96.7%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016 (Cont’d.)

Interest income on loans increased by $2.4 million, or 30.5%, to $10.1 million during the three months ended September 30, 2017, when compared with $7.7 million for the same 2016 period. The increase mainly resulted from an increase of $251.4 million, or 29.4%, in the average balance when compared to the same period in 2016, coupled with an increase of 3 basis points in the yield earned on the loan portfolio, to 3.65% from 3.62%. Interest income on mortgage-backed securities decreased $155,000, or 8.9%, to $1.6 million during the three months ended September 30, 2017, when compared with $1.7 million for the same 2016 period. The decrease during the 2017 period resulted from a decrease of 4 basis points in the yield earned on mortgage-backed securities to 2.55% from 2.59%, coupled with a decrease of $19.6 million, or 7.3%, in the average balance of mortgage-backed securities outstanding. The decrease in the yield on mortgage-backed securities was the result of the sales and repayments of higher yielding securities. Interest earned on investment securities decreased by $13,000, or 4.6%, to $270,000 during the three months ended September 30, 2017, when compared to $283,000 during the same 2016 period, due to a decrease in the average balance of $3.2 million, or 5.4%, partially offset by increase of 1 basis point in the yield earned to 1.93% from 1.92%. Interest earned on other interest-earning assets increased by $117,000, or 77.5%, to $268,000 during the three months ended September 30, 2017, when compared to $151,000 during the same 2016 period. The increase was due to a 58 basis point increase in the yield to 2.71% from 2.13%, coupled with an increase of $11.1 million, or 39.2%, in the average balance of these assets. The increase in the balance of loans resulted from the Bank’s continued emphasis on growth in its loan portfolio. The yield on other interest-earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits increased $572,000, or 29.8%, to $2.5 million during the three months ended September 30, 2017, when compared to $1.9 million during the same 2016 period. The increase was primarily attributable to an increase of $145.1 million, or 19.9%, in the average balance of interest-bearing deposits, coupled with an 9 basis point increase in the cost of interest-bearing deposits to 1.14% from 1.05%. Interest expense on borrowed money increased $607,000, or 65.7%, to $1.5 million during the three months ended September 30, 2017 when compared with $924,000 during the same 2016 period. The increase was primarily attributable to an increase of $104.2 million, or 46.1%, in the average balance of borrowings, coupled with an 22 basis point increase in the cost of borrowings to 1.85% from 1.63%. The $249.3 million increase in average interest-bearing liabilities was due to an increase of $145.1 million in interest-bearing deposits coupled with an increase of $104.2 million in the average balance of borrowings. Net interest income increased $1.1 million, or 16.0%, during the three months ended September 30, 2017, to $8.2 million when compared to $7.1 million for the same 2016 period. The net interest rate spread decreased 5 basis points due to a 15 basis point increase in the cost of interest-bearing liabilities, which was partially offset a 10 basis point increase in the yield earned on interest-earning assets.

The provision for loan losses increased $105,000, or 20.8%, to $610,000 for the three months ended September 30, 2017 as compared to $505,000 for the same period in 2016. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. The increase in the provision for the 2017 period was mainly due to the significant growth in the balance of outstanding loans, mainly commercial and multi-family real estate loans, which based on their risk profile require more reserves than residential loans. At September 30, 2017 and 2016, the Bank’s nonperforming loans totaled $4.7 million and $2.8 million, respectively, representing 0.41% and 0.32%, respectively, of total gross loans, and 0.31% and 0.21%, respectively, of total assets. At March 31, 2017, nonperforming loans totaled $4.2 million, or 0.41% and 0.29% of total gross loans and total assets, respectively. No charge-offs were recorded during the three months ended September 30, 2017. During the three months ended September 30, 2016, the Bank recorded $80,000 in net charge-offs on a one- to four-family residential real estate loan. At September 30, 2017, nonperforming loans consisted of twenty-three loans secured by one- to four-family residential real estate and one loan secured by commercial real estate, while at September 30, 2016 nonperforming loans consisted of fourteen loans secured by one- to four-family residential real estate and one loan secured by commercial real estate. Included in nonperforming loans at September 30, 2017 are seven loans totaling $1.2 million that were current or less than ninety days delinquent. At September 30, 2016, there were four loans totaling $568,000 that were current or less than ninety days delinquent included in nonperforming loans. All nonperforming loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.8 million, $2.1 million and $1.8 million at September 30, 2017, March 31, 2017 and September 30, 2016, respectively. The allowance for loan losses amounted to $7.31 million, $6.10 million, and $5.20 million, respectively, at September 30, 2017, March 31, 2017, and September 30, 2016, representing 0.64%, 0.60%, and 0.59% of total gross loans, respectively.

Non-interest income increased $610,000, or 121.8%, to $1.1 million for the three months ended September 30, 2017 as compared to $501,000 for the three months ended September 30, 2016, as the 2017 period included a $593,000 gain on the sale of securities and a $75,000 gain on the sale of real estate owned, compared to no gains noted in the 2016 period.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016 (Cont’d.)

Non-interest expenses increased $79,000, or 1.5%, to $5.4 million for the three months ended September 30, 2017, as compared to $5.3 million for the three months ended September 30, 2016. The increase consisted primarily of increases in advertising and marketing expenses of $68,000, or 68.7%, and occupancy expenses of $59,000, or 13.6%, partially offset by a decrease in federal deposit insurance premium of $44,000, or 29.0%. The increase in advertising and marketing expenses was related to the costs to promote the Bank’s newest banking centers in Hoboken and Montclair, as well as a new checking account product.  The increase in occupancy expenses was mainly related to operational costs of the Montclair banking center. The decrease in federal deposit insurance premium in the 2017 period was due to the revision of the FDIC assessment system, which began on July 1, 2016, and is only partially reflected in the 2016 period expense.  Revisions for “small institutions” (under $10 billion in assets) resulted in, among other things, a change in the financial ratios method used to determine assessment rates.

Income taxes totaled $1.0 million and $513,000 during the three months ended September 30, 2017 and 2016, respectively. The increase of $496,000, or 96.7%, resulted from higher pre-tax income, coupled with a slight increase in the effective income tax rate. The overall effective income tax rate was 30.4% for the 2017 period compared with 29.3% for the 2016 period, as non-taxable interest from municipal and bank owned life insurance represented a smaller portion of overall income.

Comparison of Operating Results for the Six Months Ended September 30, 2017 and 2016

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2017 and 2016

	Six Months Ended September 30,
	2017				2016
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans receivable	$1,072,038		$19,501	3.64%	$828,462		$14,966	3.61%
Mortgage-backed securities	250,519		3,196	2.55%	270,566		3,577	2.64%
Investment securities	56,351		541	1.92%	65,440		691	2.11%
Other interest-earning assets	36,795		477	2.59%	29,388		273	1.86%
Total interest-earning assets	1,415,703		23,715	3.35%	1,193,856		19,507	3.27%
Non-interest-earning assets	86,113				85,722
Total assets	$1,501,816				$1,279,578
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$80,421		208	0.52%	$53,390		29	0.11%
Savings and Club accounts	206,504		467	0.45%	173,567		304	0.35%
Certificates of deposit	567,035		4,118	1.45%	484,690		3,351	1.38%
Total interest-bearing deposits	853,960		4,793	1.12%	711,647		3,684	1.04%
FHLB Advances	315,057		2,830	1.80%	226,357		1,812	1.60%
Total interest-bearing liabilities	1,169,017		7,623	1.30%	938,004		5,496	1.17%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	28,072				21,463
Other non-interest-bearing liabilities	14,254				10,834
Total non-interest-bearing liabilities	42,326				32,297
Total liabilities	1,211,343				970,301
Stockholders' equity	290,473				309,277
Total liabilities and stockholders' equity	$1,501,816				$1,279,578
Net interest income			$16,092				$14,011
Interest rate spread				2.05%				2.10%
Net interest margin				2.27%				2.35%
Average interest-earning assets to average interest-bearing liabilities	1.21	x			1.27	x

Net income increased $1.4 million, or 64.2%, to $3.7 million for the six months ended September 30, 2017 compared with $2.3 million for the same 2016 period. The increase in net income during the 2016 period resulted primarily from an increase of $2.1 million, or 14.9%, in net-interest income and $530,000, or 51.6%, in non-interest income, partially offset by an increase of $169,000, or 16.4%, in provision for loan losses, $212,000, or 2.0%, in non-interest expenses, and $781,000, or 81.3%, in income taxes.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2017 and 2016 (Cont’d.)

Interest income on loans increased by $4.5 million, or 30.3%, to $19.5 million during the six months ended September 30, 2017, when compared with $15.0 million for the same 2016 period.  The increase during the 2017 period mainly resulted from an increase of $243.6 million, or 29.4%, in the average balance of loans when compared to the same period in 2016, coupled with an increase of 3 basis points in the yield earned on the loan portfolio to 3.64% from 3.61%. Interest income on mortgage-backed securities decreased $381,000, or 10.6%, to $3.2 million during the six months ended September 30, 2017, when compared with $3.6 million for the same 2016 period. The decrease during the 2017 period resulted from a decrease of 9 basis points in the yield earned on mortgage-backed securities to 2.55% from 2.64%, coupled with a decrease of $20.0 million, or 7.4%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities decreased by $150,000, or 21.7%, to $541,000 during the six months ended September 30, 2017, when compared to $691,000 during the same 2016 period, due to a decrease of 19 basis points in yield to 1.92% from 2.11%, coupled with a decrease of $9.1 million, or 13.9%, in the average balance of investment securities.  Interest earned on other interest-earning assets increased by $204,000, or 74.7% to $477,000 during the six months ended September 30, 2017, when compared to $273,000 during the same 2016 period primarily due to an increase of $7.4 million, or 25.2%, in the average balance, coupled with an increase of 73 basis points in yield to 2.59% from 1.86%.  The increase in the balance and yield of loans resulted from the Bank’s continued emphasis on growth in its loan portfolio. The decrease in the yields on mortgage-backed securities and investment securities was the result of overall lower market interest rates and maturities, sales and repayments of higher yielding investment securities. The yield on other interest earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits increased $1.1 million, or 30.1%, to $4.8 million during the six months ended September 30, 2017, when compared to $3.7 million during the same 2016 period. The increase was primarily attributable to an increase of $142.3 million, or 20.0% in the average balance of interest-bearing deposits, while the cost of interest-bearing deposits increased 8 basis points to 1.12% from 1.04%. The increase in the balance was mostly the result of the launch of a high-yield checking account product in May 2017. Interest expense on borrowed money increased approximately $1.0 million, or 56.2%, to $2.8 million during the six months ended September 30, 2017 when compared with $1.8 million during the same 2016 period. The increase was primarily attributable to an increase of $88.7 million, or 39.2%, in the average balance of borrowings, coupled with an increase of 20 basis points in the cost of borrowings to 1.80% from 1.60%. Borrowings were used in part to fund loan demand. Net interest income increased $2.1 million, or 14.9%, during the six months ended September 30, 2017, to $16.1 million when compared to $14.0 million for the same 2016 period. The $231.0 million increase in average interest-bearing liabilities was due to increases of $88.7 million in borrowings and of $142.3 million in interest-bearing deposits. The net interest rate spread decreased 5 basis points due to a 13 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 8 basis point increase in the average yield earned on interest-bearing assets.

The provision for loan losses increased $169,000, or 16.4%, to $1.2 million during the six months ended September 30, 2017 as compared to $1.0 million for the same period in 2016. The increase in the provision for the 2017 period was mainly due to the result of the significant increase in the balance of outstanding loans, mainly commercial and multi-family real estate loans. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors. The Bank continually evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016” for a discussion of non-performing and impaired loans as of September 30, 2017, March 31, 2017 and September 30, 2016.

Non-interest income increased $530,000, or 51.6%, to $1.6 million for the six months ended September 30, 2017, as compared to $1.0 million for the comparable period in 2016, mostly due to the previously noted gains in 2017 period. The 2016 period included an $84,000 gain on sale of securities.

Non-interest expenses increased $212,000, or 2.0%, to $11.0 million for the six months ended September 30, 2017 as compared to $10.8 million for the six months ended September 30, 2016. The increase consisted primarily of increases in advertising and marketing expenses of $149,000, or 59.1%, and occupancy expenses of $102,000, or 12.0%, partially offset by a decrease in federal deposit insurance premium of $87,000, or 30.0%. The increases related to the same items noted above for three-month periods.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended September 30, 2017 and 2016 (Cont’d.)

Income taxes totaled $1.7 million and $961,000 during the six months ended September 30, 2017 and 2016, respectively.  The increase of $781,000, or 81.3%, during the 2017 period resulted from higher pre-tax income, coupled with an overall increase in the effective income tax rate, which was 32.0% in the 2017 period compared with 29.9% for 2016. Non-taxable interest from municipal and bank owned life insurance represented a smaller portion of overall income in the 2017 period.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on real estate secured loans, repayment of borrowings, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $20.0 million, or 1.3% of total assets, at September 30, 2017, as compared to $19.1 million, or 1.3% of total assets at March 31, 2017. The Company’s liquidity is a product of its operating, investing and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company alone is responsible for paying any dividends declared to its stockholders. The Company also has consistently repurchased shares of its common stock. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (the “OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. On a stand-alone basis, at September 30, 2017, the Company had liquid assets of $25.5 million, which included $21.5 million in cash and cash equivalents and $4.0 million in securities available for sale.

Cash was generated by operating and financing activities and used by investing activities during the six months ended September 30, 2017. The primary sources of cash were net income, an increase in deposits, and an increase in borrowings. The primary uses of funds were purchases of loans and securities, net loan originations, and the repurchase of common stock. Dividends declared and paid totaled $7.9 million during the six months ended September 30, 2017.

The Company’s primary investing activities are the origination, participation, and purchase of loans. Net loans amounted to $1.14 billion and $1.01 billion at September 30, 2017 and March 31, 2017, respectively. Securities, including available for sale and held to maturity issues, totaled $299.6 million and $315.3 million at September 30, 2017 and March 31, 2017, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity, which is based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their assets as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At September 30, 2017, advances from the FHLB amounted to $340.7 million at a weighted average rate of 1.81%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $65.0 million at two large financial institutions under established, unsecured, overnight lines of credit at a daily adjustable interest rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 2017, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $6.4 million, which included $2.3 million for fixed rate loans and $4.1 million for adjustable rate loans. At September 30, 2017, the Bank also had outstanding commitments to purchase $5.4 million in one- to four-family mortgage loans, which included $1.6 million for fixed rate loans and $3.8 million for adjustable rate loans.

In addition, at September 30, 2017, the Bank had outstanding commitments to originate adjustable rate multi-family real estate loans of $24.8 million and a commitment to originate an adjustable rate commercial real estate loan of $1.1 million.

At September 30, 2017, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.7 million. In addition, there were undisbursed funds from commercial lines of credit of $3.4 million at rates that adjust to the Wall Street Journal Prime Rate. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand. At September 30, 2017, the Bank also had a commitment to originate a $750,000 adjustable rate equity line of credit.

Certificates of deposit due within one year at September 30, 2017 totaled $291.8 million, or 50.5% of total certificates of deposit. Management believes that, based on past experience and the Bank’s deposit history, a significant portion of such deposits will remain with the Bank.  FHLB advances due within one year at September 30, 2017 totaled $142.5 million.

The Company and its subsidiary Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company, and the OCC has similar requirements for the Company’s subsidiary Bank.

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition, the implementation of the new rule had no material impact on the Bank’s regulatory capital level or ratios. The new rule establishes limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rule has a capital conservation buffer requirement that phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increases each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019, when the full capital conservation buffer requirement will be effective. As of September 30, 2017, the Company and the Bank met all capital adequacy requirements to which they were subject.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Company’s and the Bank’s capital positions at September 30 and March 31, 2017, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy Plus Capital Conservation Buffer (1)		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017	(Dollars In Thousands)
Total risk-based capital (to risk-weighted assets)
Bank	$255,871	28.17%	$84,015	9.250%	$90,827	10.00%
Company	293,216	32.23	84,142	9.250	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	248,561	27.37	65,849	7.250	72,661	8.00
Company	285,906	31.43	65,949	7.250	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	248,561	27.37	52,225	5.750	59,037	6.50
Company	285,906	31.43	52,305	5.750	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	248,561	16.17	61,481	4.000	76,851	5.00
Company	285,906	18.55	61,646	4.000	N/A	N/A
March 31, 2017
Total risk-based capital (to risk-weighted assets)
Bank	$257,175	31.40%	$75,754	9.250%	$81,896	10.00%
Company	302,686	36.91	75,856	9.250	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	251,075	30.66	59,375	7.250	65,517	8.00
Company	296,586	36.17	59,455	7.250	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	251,075	30.66	47,090	5.750	53,233	6.50
Company	296,586	36.17	47,154	5.750	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	251,075	18.02	55,730	4.000	69,663	5.00
Company	296,586	21.22	55,910	4.000	N/A	N/A

(1)	Includes capital conservation buffer of 1.25% at September 30 and March 31, 2017.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis

The table below sets forth, as of September 30, 2017, estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. This data is for the Bank and its subsidiary only and does not include any assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Below are our estimate of changes in NPV and net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
					(Decrease) in
		Estimated Increase		Estimated	Estimated Net
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)
+200 bp	$177,412	$(66,159)	(27.16)%	$33,178	$(1,464)	(4.23)%
0	243,571	—	—	34,642	—	—
(100) bp	263,730	20,159	8.28	34,498	(144)	(0.42)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one-year period at all maturities.

The table set forth above indicates that at September 30, 2017, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 27.2% decrease in NPV and a 4.2% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 8.3% increase in NPV and 0.4% decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, the data do not reflect any future actions management may take in response to changes in interest rates.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV and net interest income table presented above assumes the composition of the Bank’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions we may take in response to changes in interest rates, such as changing the mix and/or duration of assets and liabilities, which could change the results of the NPV and net interest income calculations. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of the Bank’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on the Bank’s NPV and net interest income and will likely differ from actual results. Notwithstanding these possible differences, however, the Bank remains highly sensitive to a rise in interest rates as its liabilities are expected to reprice quicker than its assets.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, as filed with the SEC on June 8, 2017, which could materially affect our business, financial condition and/or operating results.  As of September 30, 2017, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended September 30, 2017.
(b)	Use of Proceeds. Not applicable.
(c)	The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2017.

			Total Number	Maximum
			of Shares	Number of Shares
	Total		Purchased as	That May Yet Be
	Number of	Average	Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plan	the Plans or
Period	Purchased	Per Share	or Programs (1)	Programs (1)

July 1 - July 31, 2017	—	$—	—	793,347
August 1 - August 31, 2017	186,000	15.76	186,000	607,347
September 1 - September 30, 2017 (2)	120,721	15.75	113,100	494,247
Total	306,721	$15.76	299,100

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

(2)	Includes 7,621 shares repurchased for payment of taxes due upon the vesting of restricted stock awards under the Clifton Bancorp Inc. 2015 Equity Incentive Plan.
ITEM 3.	Defaults Upon Senior Securities

None.

CLIFTON BANCORP INC. AND SUBSIDIARIES

PART II

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following Exhibits are filed as part of this report.

3.1	Articles of Incorporation of Clifton Bancorp Inc. (1)
3.2	Bylaws of Clifton Bancorp Inc. (2)
4.0	Specimen Stock Certificate of Clifton Bancorp Inc. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.
(2)	Incorporated by reference to Exhibit 3.1 to Clifton Bancorp Inc.’s current Report on Form 8-K (File No. 001-36390) filed on November 2, 2017.
(3)	Incorporated by reference to Exhibit 4.0 to Clifton Bancorp Inc.’s Registration Statement on Form S-1 (File No. 333-192598) filed on November 27, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFTON BANCORP INC.

Date:	November 8, 2017	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	November 8, 2017	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)