Form 10-Q
period 2017-12-31
Clifton Bancorp Inc.
filed 2018-02-07
CIK 1592329

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2018: 22,099,814 shares outstanding.

CLIFTON BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Data)

	December 31, 2017	March 31, 2017
ASSETS	(Unaudited)
Cash and due from banks	$5,028	$7,282
Interest-bearing deposits in other banks	48,055	7,371
Cash and Cash Equivalents	53,083	14,653
Securities available for sale, at fair value	69,682	4,435
Securities held to maturity, at cost (fair value of $268,957 at December 31, 2017 and $311,509 at March 31, 2017):	269,329	310,913
Loans receivable	1,183,905	1,013,944
Allowance for loan losses	(8,025)	(6,100)
Net Loans	1,175,880	1,007,844
Bank owned life insurance	62,865	61,718
Premises and equipment	8,220	8,540
Federal Home Loan Bank of New York stock	21,032	13,733
Interest receivable	4,314	3,249
Other assets	5,069	6,718
Total Assets	$1,669,474	$1,431,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$28,735	$28,800
Interest bearing	906,511	816,025
Total Deposits	935,246	844,825
Advances from Federal Home Loan Bank of New York	436,400	275,800
Advance payments by borrowers for taxes and insurance	8,836	8,485
Other liabilities and accrued expenses	4,644	6,074
Total Liabilities	1,385,126	1,135,184
Commitments and Contingencies
Stockholders' Equity
Preferred stock ($.01 par value), 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock ($.01 par value), 85,000,000 shares authorized; 22,099,814 issued and outstanding at December 31, 2017; 22,548,529 issued and outstanding at March 31, 2017	221	226
Paid-in capital	196,292	203,560
Deferred compensation obligation under Rabbi Trust	657	580
Retained earnings	96,712	102,517
Common stock acquired by Employee Stock Ownership Plan ("ESOP")	(8,991)	(9,931)
Accumulated other comprehensive (loss) income	(43)	33
Stock held by Rabbi Trust	(500)	(366)
Total Stockholders' Equity	284,348	296,619
Total Liabilities and Stockholders' Equity	$1,669,474	$1,431,803

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Interest Income
Loans	$10,507	$8,082	$30,008	$23,048
Mortgage-backed securities	1,454	1,694	4,650	5,271
Debt securities	457	259	998	950
Other interest-earning assets	337	158	814	431
Total Interest Income	12,755	10,193	36,470	29,700
Interest Expense
Deposits	2,620	2,048	7,413	5,732
Advances	1,999	1,023	4,829	2,835
Total Interest Expense	4,619	3,071	12,242	8,567
Net Interest Income	8,136	7,122	24,228	21,133
Provision for Loan Losses	700	413	1,900	1,444
Net Interest Income after Provision for Loan Losses	7,436	6,709	22,328	19,689
Non-Interest Income
Fees and service charges	68	56	205	225
Bank owned life insurance	385	403	1,148	1,178
Gain on sale of securities	—	—	593	84
Gain on sale of real estate owned	—	1	75	1
Loss on extinguishment of debt	(29)	—	(29)	—
Loss on disposal of premises and equipment	—	—	(10)	—
Total Non-Interest Income	424	460	1,982	1,488
Non-Interest Expenses
Salaries and employee benefits	3,083	3,293	9,890	10,078
Occupancy expense of premises	455	483	1,408	1,334
Equipment	387	473	1,237	1,291
Directors' compensation	296	253	781	759
Advertising and marketing	177	221	578	473
Professional services	149	174	518	547
Federal deposit insurance premium	118	56	321	346
Merger expenses	779	—	779	—
Other	429	401	1,363	1,316
Total Non-Interest Expenses	5,873	5,354	16,875	16,144
Income before Income Taxes	1,987	1,815	7,435	5,033
Income Taxes	2,358	596	4,100	1,557
Net (Loss) Income	$(371)	$1,219	$3,335	$3,476
Net (Loss) Income per Common Share
Basic	$(0.02)	$0.06	$0.16	$0.16
Diluted	$(0.02)	$0.06	$0.16	$0.16
Dividends per common share	$0.06	$0.06	$0.43	$0.18

Weighted Average Number of Common Shares and Common Stock Equivalents Outstanding:
Basic	21,165,301	22,019,680	21,269,487	22,336,672
Diluted	21,165,301	22,150,083	21,417,110	22,411,730

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net (loss) income	$(371)	$1,219	$3,335	$3,476
Other comprehensive (loss) income:
Gross unrealized holding (loss) on securities available for sale, net of income taxes of $45 and $49, and $52 and $45, respectively	(80)	(71)	(75)	(64)
Reclassification adjustment for net realized gains on securities available for sale, net of income taxes of $0 and $0, $0 and $34, respectively (A)	—	—	—	(50)
Benefit plan (loss), net of income taxes of $0 and $0, $0 and $101, respectively	—	—	—	(145)
Benefit plan amortization, net of income taxes of $0 and $0, $1 and $(3), respectively (B)	(1)	2	(1)	4
Total other comprehensive (loss)	(81)	(69)	(76)	(255)
Total comprehensive (loss) income	$(452)	$1,150	$3,259	$3,221

(A)	Net realized gain and related income taxes are included in the consolidated statements of income within the gain on sale of securities and income taxes lines, respectively.
(B)

Benefit plan amounts represent the amortization of past service cost and unrecognized net loss; such amounts are included in the consolidated statements of income within the directors' compensation line. The related income tax amounts are included in income taxes.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Nine Months Ended December 31, 2017	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2017	22,548,529	$226	$203,560	$580	$102,517	$(9,931)	$33	$(366)	$296,619
Net income	—	—	—	—	3,335	—	—	—	3,335
Other comprehensive income, net of income tax	—	—	—	—	—	—	(76)	—	(76)
ESOP shares committed to be released	—	—	594	—	—	940	—	—	1,534
Stock option expense	—	—	304	—	—	—	—	—	304
Restricted stock awards earned	—	—	944	—	—	—	—	—	944
Repurchase restricted stock award	(10,714)	—	(170)	—	—	—	—	—	(170)
Funding of Supplemental Executive Retirement Plan	—	—	—	77	—	—	—	(134)	(57)
Repurchase common stock	(545,500)	(6)	(8,695)	—	—	—	—	—	(8,701)
Exercise of stock options	107,499	1	654						655
Settlement of stock options with cash in lieu of shares	—	—	(899)	—	—	—	—	—	(899)
Cash dividends declared ($0.43 per share)	—	—	—	—	(9,140)	—	—	—	(9,140)
Balance - December 31, 2017	22,099,814	$221	$196,292	$657	$96,712	$(8,991)	$(43)	$(500)	$284,348

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Data, Unaudited)

				Deferred			Accumulated
				Compensation		Common Stock	Other	Stock Held
	Common Stock		Paid-In	Obligation Under	Retained	Acquired	Comprehensive	by Rabbi
Nine Months Ended December 31, 2016	Shares	Par Value	Capital	Rabbi Trust	Earnings	by ESOP	Income (Loss)	Trust	Total
Balance - March 31, 2016	24,000,043	$240	$222,752	$412	$103,120	$(11,184)	$172	$(235)	$315,277
Net income	—	—	—	—	3,476	—	—	—	3,476
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(255)	—	(255)
ESOP shares committed to be released	—	—	484	—	—	940	—	—	1,424
Stock option expense	—	—	253	—	—	—	—	—	253
Restricted stock awards granted	17,000	—	—	—	—	—	—	—	—
Restricted stock awards earned	—	—	1,018	—	—	—	—	—	1,018
Forfeited restricted stock awards	(27,295)	—	—	—	—	—	—	—	—
Repurchase restricted stock awards	(14,613)		(219)						(219)
Funding of Supplemental Executive Retirement Plan	—	—	—	132	—	—	—	(131)	1
Repurchase common stock	(928,700)	(10)	(13,857)	—	—	—	—	—	(13,867)
Cash dividends declared ($0.18 per share)	—	—	—	—	(4,010)	—	—	—	(4,010)
Balance - December 31, 2016	23,046,435	$230	$210,431	$544	$102,586	$(10,244)	$(83)	$(366)	$303,098

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$3,335	$3,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	595	524
Net amortization of deferred fees and costs, premiums and discounts	816	828
Provision for loan losses	1,900	1,444
Realized gain on sale of securities available for sale	—	(84)
Realized gain on sale of securities held to maturity	(593)	—
Loss on disposal of real estate owned	—	28
Loss on write-down of real estate owned	—	109
Loss on extinguishment of debt	29	—
(Gain) on acquisition of real estate owned	—	(28)
(Gain) on sale of real estate owned	(75)	(1)
Loss on disposal of premises and equipment	10	—
(Increase) in interest receivable	(1,065)	(410)
Deferred income tax (benefit)	1,391	(161)
(Increase) in other assets	(222)	(349)
Increase in accrued interest payable	338	20
(Decrease) increase in other liabilities	(1,145)	444
Income from bank owned life insurance	(1,148)	(1,178)
ESOP shares committed to be released	1,534	1,424
Restricted stock expense	944	1,018
Stock option expense	304	253
Income tax benefit from stock based compensation	(622)	(78)
(Decrease) increase in deferred compensation obligation under Rabbi Trust	(57)	1
Net Cash Provided by Operating Activities	6,269	7,280

Cash Flows From Investing Activities:
Proceeds from calls, maturities and repayments of:
Securities available for sale	676	1,107
Securities held to maturity	44,472	69,071
Proceeds from sale of securities available for sale	—	3,713
Proceeds from sale of securities held to maturity	10,188	—
Proceeds from sale of real estate owned	773	172
Redemptions of Federal Home Loan Bank of New York stock	1,674	9,158
Purchases of:
Securities available for sale	(66,095)	—
Securities held to maturity	(12,889)	(36,137)
Loans receivable	(29,802)	(35,517)
Bank owed life insurance	—	(4,000)
Premises and equipment	(285)	(1,121)
Federal Home Loan Bank of New York stock	(8,973)	(10,178)
Net (increase) in loans receivable	(140,666)	(123,936)
Net Cash (Used in) Investing Activities	$(200,927)	$(127,668)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In Thousands, Unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash Flows From Financing Activities:
Net increase in deposits	$90,421	$108,702
Net (decrease) in short-term advances from Federal Home Loan Bank of New York	(50,500)	(61,500)
Proceeds from long-term advances from Federal Home Loan Bank of New York	256,600	82,500
Payments on long-term advances from Federal Home Loan Bank of New York	(45,529)	—
Net increase (decrease) in payments by borrowers for taxes and insurance	351	(10)
Repurchase restricted stock awards	(170)	(219)
Repurchase common stock	(8,701)	(13,867)
Exercise of stock options	655	—
Payment of cash for exercise of stock options	(899)	—
Dividends paid	(9,140)	(4,010)
Net Cash Provided by Financing Activities	233,088	111,596
Net Increase (Decrease) in Cash and Cash Equivalents	38,430	(8,792)
Cash and Cash Equivalents - Beginning	14,653	31,069
Cash and Cash Equivalents - Ending	$53,083	$22,277
Supplemental Information:
Cash paid during the period for:
Interest on deposits and borrowings	$11,904	$8,548
Income taxes paid	$3,688	$2,485
Non cash activities:
Transfer from loans receivable to real estate owned	$167	$953

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month period ended December 31, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended March 31, 2017, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 8, 2017.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. EARNINGS PER SHARE (EPS)

Basic EPS is based on the weighted average number of common shares actually outstanding and is adjusted for employee stock ownership plan shares not yet committed to be released and deferred compensation obligations required to be settled in shares of Company stock. Unvested restricted stock awards, which contain rights to non-forfeitable dividends, are considered participating securities and the two-class method of computing basic and diluted EPS is applied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. The calculation of diluted EPS for the nine months ended December 31, 2017 includes incremental shares related to outstanding stock options of  147,623.  The calculation of diluted EPS for the three and nine months ended December 31, 2016 includes incremental shares related to outstanding stock options of 130,403 and 75,058, respectively.  Shares issued or retired during any period are weighted for the portion of the period they were outstanding. During the three months ended December 31, 2017, no options were considered dilutive as the period resulted in a net loss. During the three and nine months ended December 31, 2016, the average number of options which were antidilutive were 10,000 and 4,036, respectively.

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

During the nine months ended December 31, 2017 and 2016, approximately 545,500 and 928,700 shares were repurchased, respectively, under the repurchase plan at aggregate costs of approximately $8.7 million, or $15.95 per share, and $13.9 million, or $14.93 per share, respectively.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

At the Company’s annual meeting of stockholders held on August 6, 2015, stockholders of the Company approved the Clifton Bancorp Inc. 2015 Equity Incentive Plan (“the 2015 Equity Incentive Plan”). Under the 2015 Equity Incentive Plan, the Company may grant options to purchase up to 1,705,944 of Company common stock and may grant up to 682,377 shares of common stock as restricted stock awards. At December 31, 2017, there were 716,964 shares and 220,466 shares, respectively, remaining for future option grants and restricted stock awards under the 2015 Equity Incentive Plan.

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

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the nine months ended December 31, 2017 and 2016, $944,000 and $1.0 million, respectively, in expense was recognized in regard to these restricted stock awards.  The expected future compensation expense relating to the 269,081 non-vested restricted shares outstanding at December 31, 2017 is $3.3 million over a weighted average period of 2.7 years.

The following is summary of the status of the Company’s non-vested restricted shares:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2016	506,362	$13.84
Granted	17,000	15.03
Vested	(95,886)	13.84
Forfeited	(60,049)	13.84
Non-vested at March 31, 2017	367,427	13.89
Vested	(98,346)	14.02
Non-vested at December 31, 2017	269,081	13.87

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCK REPURCHASE AND STOCK BASED COMPENSATION (CONT’D)

Management recognizes expense for the fair value of these awards on a straight line basis over the requisite service period. During the nine months ended December 31, 2017 and 2016, $304,000 and $253,000, respectively, in stock option expense was recorded. The expected future compensation expense relating to the 538,869 non-vested options outstanding at December 31, 2017 is $779,000 over the weighted average period of 2.7 years.

A summary of stock option activity follows:

	Number of Stock Options	Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2016	1,253,251	$9.03 - $13.84	$13.26	8.78 Years	$2,333,383
Granted	20,000	14.89 - 15.16	15.03
Exercised	(13,648)	13.84	13.84		24,635
Forfeited	(122,828)	13.84	13.84
Outstanding at March 31, 2017	1,136,775	9.03 - 15.16	13.22	7.73 Years	3,376,943
Exercised	(404,211)	9.03 - 13.84	12.12		1,982,136
Outstanding at December 31, 2017	732,564	9.03 - 15.16	13.83	7.72 Years	2,396,683
Exercisable at December 31, 2017	193,695	9.03 - 15.16	13.81	7.66 Years	636,529

On November 1, 2017, the Board of Directors approved the acceleration of the vesting of 40,942 options to purchase stock that were awarded on September 2, 2015 and were scheduled to vest in equal installments over a five-year period beginning one year from the date of grant. These options were exercised during the quarter ended December 31, 2017.

On November 22, 2017, the Board of Directors approved the settlement of 259,305 option exercises in cash based on the difference between the exercise price of the options and the closing price of the Company’s stock on the date of exercise. The net cash proceeds of these exercises resulted in a direct reduction of stockholders’ equity totaling approximately $899,000. No additional shares of the Company’s stock were repurchased and no cash proceeds were received by the Company in relation to the exercise of these options. A portion of the exercises settled in cash during the period represented disqualifying dispositions of incentive stock options for which the Company recognized approximately $61,000 in income tax benefits.

4. RETIREMENT PLAN-COMPONENTS OF NET PERIODIC PENSION COST

Periodic pension expense for the directors’ retirement plan and a former president’s post-retirement health care plan were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In Thousands)
Service cost	$9	$23	$27	$69
Interest cost	20	20	60	60
Amortization of unrecognized (gain)	(1)	(1)	(3)	(2)
Amortization of past service cost	—	3	—	9
Settlement charge	—	—	—	37
Net periodic benefit cost	$28	$45	$84	$173

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale and held to maturity for the dates indicated are as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Debt securities:
Corporate bonds	$66,065	$11	$117	$65,959
Mortgage-backed securities:
Federal National Mortgage Association	3,780	—	57	3,723
Total available for sale securities	$69,845	$11	$174	$69,682

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,472	$—	$37	$4,435
Total available for sale securities	$4,472	$—	$37	$4,435

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$14,998	$—	$202	$14,796
Corporate bonds	20,019	294	63	20,250
Municipal bonds	5,822	35	45	5,812
	40,839	329	310	40,858
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	46,415	511	624	46,302
Federal National Mortgage Association	171,424	1,136	1,518	171,042
Government National Mortgage Association	10,651	231	127	10,755
	228,490	1,878	2,269	228,099
Total held to maturity securities	$269,329	$2,207	$2,579	$268,957

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held to maturity:
Debt securities:
Government-sponsored enterprises	$29,973	$20	$211	$29,782
Corporate bonds	20,025	327	110	20,242
Municipal bonds	8,839	24	94	8,769
	58,837	371	415	58,793
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	53,400	580	812	53,168
Federal National Mortgage Association	181,843	1,968	1,417	182,394
Government National Mortgage Association	16,833	488	167	17,154
	252,076	3,036	2,396	252,716
Total held to maturity securities	$310,913	$3,407	$2,811	$311,509

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

Contractual maturity data for securities are as follows:

	December 31, 2017
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available for sale:
Debt securities:
Due after five through ten years	$66,065	$65,959
Mortgage-backed securities:
Due after five through ten years	3,780	3,723
Total available for sale securities	$69,845	$69,682

Held to maturity:
Debt securities:
Due one year or less	$621	$620
Due after one through five years	32,760	32,824
Due after five through ten years	7,212	7,160
Due after ten years	246	254
	40,839	40,858
Mortgage-backed securities:
Due after one through five years	60,027	59,480
Due after five through ten years	37,296	37,408
Due after ten years	131,167	131,211
	228,490	228,099
Total held to maturity securities	$269,329	$268,957

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

The age of gross unrealized losses and the fair value of related securities at December 31 and March 31, 2017 were as follows:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
December 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for sale:	(In Thousands)
Debt securities:
Corporate bonds	$55,749	$117	$—	$—	$55,749	$117
Mortgage-backed securities:
Federal National Mortgage Association	—	—	3,723	57	3,723	57
Total available for sale securities	$55,749	$117	$3,723	$57	$59,472	$174
Held to maturity:
Debt securities:
Government-sponsored enterprises	$9,897	$100	$4,898	$102	$14,795	$202
Corporate bonds	4,989	28	4,965	35	9,954	63
Municipal bonds	2,710	10	1,305	35	4,015	45
	17,596	138	11,168	172	28,764	310
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	9,953	78	20,354	546	30,307	624
Federal National Mortgage Association	101,724	824	28,899	694	130,623	1,518
Government National Mortgage Association	568	3	5,240	124	5,808	127
	112,245	905	54,493	1,364	166,738	2,269
Total held to maturity securities	$129,841	$1,043	$65,661	$1,536	$195,502	$2,579

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
March 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for sale:	(In Thousands)
Mortgage-backed securities:
Federal National Mortgage Association	$4,435	$37	$—	$—	$4,435	$37
Total available for sale securities	$4,435	$37	$—	$—	$4,435	$37
Held to maturity:
Debt securities:
Government-sponsored enterprises	$14,789	$211	$—	$—	$14,789	$211
Corporate bonds	9,914	110	—	—	9,914	110
Municipal bonds	5,694	94	—	—	5,694	94
	30,397	415	—	—	30,397	415
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	34,007	812	—	—	34,007	812
Federal National Mortgage Association	113,178	1,177	3,966	240	117,144	1,417
Government National Mortgage Association	7,119	117	1,024	50	8,143	167
	154,304	2,106	4,990	290	159,294	2,396
Total held to maturity securities	$184,701	$2,521	$4,990	$290	$189,691	$2,811

Management does not believe that any of the unrealized losses at December 31, 2017 (three bonds of Government-sponsored enterprises, ten corporate bonds, and ten municipal bonds included in debt securities, and forty-four FNMA mortgage-backed securities, eleven FHLMC mortgage-backed securities, and four GNMA mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities.  Additionally, the Company and its subsidiaries have the ability, and management has the intent, to hold such securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their amortized cost.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES (CONT’D)

During the nine months ended December 31, 2017 and 2016, the proceeds from sales of securities held to maturity and securities available for sale totaled $10.2 million and $3.7 million, respectively, resulting in gross realized gains of $593,000 and $84,000, respectively. The remaining principal balance for each of the securities held to maturity sold during the nine months ended December 31, 2017 was less than 15% of the original principal purchased.

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by segment and the classes within those segments:

	December 31,	March 31,
	2017	2017
	(In Thousands)
Real estate:
One- to four-family	$732,848	$702,438
Multi-family	216,397	123,918
Commercial	215,137	170,464
	1,164,382	996,820
Commercial and industrial	3,918	2,571
Consumer:
Second mortgage and equity lines of credit	11,301	10,297
Passbook or certificate and other loans	528	563
	11,829	10,860
Total Loans	1,180,129	1,010,251
Net purchase premiums, discounts, and deferred loan costs	3,776	3,693
Total Loans, Net	$1,183,905	$1,013,944

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

4. Construction Loans - consists primarily of the financing of construction of one- to four-family properties or construction/permanent loans for the construction of one- to four-family homes to be occupied by the borrower. Construction loans generally are considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate due to uncertainty of construction costs. Independent inspections are performed prior to disbursement of loan proceeds as construction progresses to mitigate these risks. These loans are also affected by economic conditions. There were no construction loans outstanding as of December 31 and March 31, 2017.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The change in the allowance for loan losses for the three and nine months ended December 31, 2017 and 2016 is as follows:

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
At September 30, 2017:	(In Thousands)
Total allowance for loan losses	$3,205	$1,893	$2,131	$29	$39	$1	$12	$7,310
Charge-offs	(45)	—	—	—	—	—	—	(45)
Recoveries	60	—	—	—	—	—	—	60
Provision charged to operations	103	399	169	14	3	—	12	700
At December 31, 2017:
Total allowance for loan losses	$3,323	$2,292	$2,300	$43	$42	$1	$24	$8,025

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
At March 31, 2017:	(In Thousands)
Total allowance for loan losses	$3,107	$1,225	$1,686	$28	$34	$—	$20	$6,100
Charge-offs	(46)	—	—	—	—	—	—	(46)
Recoveries	71	—	—	—	—	—	—	71
Provision charged to operations	191	1,067	614	15	8	1	4	1,900
At December 31, 2017:
Total allowance for loan losses	$3,323	$2,292	$2,300	$43	$42	$1	$24	$8,025

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
At September 30, 2016:	(In Thousands)
Total allowance for loan losses	$2,881	$975	$1,213	$22	$35	$—	$74	$5,200
Charge-offs	(38)	—	—	—	—	—	—	(38)
Recoveries	—	—	—	—	—	—	—	—
Provision charged to operations	73	142	243	5	—	1	(51)	413
At December 31, 2016:
Total allowance for loan losses	$2,916	$1,117	$1,456	$27	$35	$1	$23	$5,575

	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
At March 31, 2016:	(In Thousands)
Total allowance for loan losses	$2,922	$505	$865	$2	$44	$—	$22	$4,360
Charge-offs	(231)	—	—	—	—	—	—	(231)
Recoveries	2	—	—	—	—	—	—	2
Provision charged to operations	223	612	591	25	(9)	1	1	1,444
At December 31, 2016:
Total allowance for loan losses	$2,916	$1,117	$1,456	$27	$35	$1	$23	$5,575

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents the allocation of the allowance for loan losses and related loans by loan class at December 31 and March 31, 2017.

December 31, 2017	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,323	2,292	2,300	43	42	1	24	8,025
Total	$3,323	$2,292	$2,300	$43	$42	$1	$24	$8,025
Loans:
Individually evaluated for impairment	$1,436	$187	$184	$—	$11	$—	$—	$1,818
Collectively evaluated for impairment	731,412	216,210	214,953	3,918	11,290	528	—	1,178,311
Total	$732,848	$216,397	$215,137	$3,918	$11,301	$528	$—	$1,180,129

March 31, 2017	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	3,107	1,225	1,686	28	34	—	20	6,100
Total	$3,107	$1,225	$1,686	$28	$34	$—	$20	$6,100
Loans:
Individually evaluated for impairment	$1,665	$191	$184	$—	$12	$—	$—	$2,052
Collectively evaluated for impairment	700,773	123,727	170,280	2,571	10,285	563	—	1,008,199
Total	$702,438	$123,918	$170,464	$2,571	$10,297	$563	$—	$1,010,251

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The aggregate amount of classified loan balances are as follows at December 31 and March 31, 2017:

December 31, 2017	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$727,543	$216,397	$214,953	$3,918	$11,290	$528	$1,174,629
Classified:
Special mention	448	—	—	—	—	—	448
Substandard	4,857	—	184	—	11	—	5,052
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$732,848	$216,397	$215,137	$3,918	$11,301	$528	$1,180,129

March 31, 2017	One-to Four- Family Real Estate	Multi-Family Real Estate	Commercial Real Estate	Commercial and Industrial	Second Mortgage and Equity Lines of Credit	Passbook or Certificate and Other Loans	Total Loans
	(In Thousands)
Non-classified:	$697,958	$123,918	$170,280	$2,571	$10,297	$563	$1,005,587
Classified:
Special mention	489	—	—	—	—	—	489
Substandard	3,991	—	184	—	—	—	4,175
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total loans	$702,438	$123,918	$170,464	$2,571	$10,297	$563	$1,010,251

The following table provides information with respect to the Bank’s nonaccrual loans at December 31 and March 31, 2017. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and, or interest become doubtful. Nonaccrual loans differ from the amount of total loans past due greater than 90 days due to some previously delinquent loans that are currently not more than 90 days delinquent which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated the ability to satisfy the loan terms. A loan is returned to accrual status when there is sustained consecutive period of repayment performance (generally six consecutive months) by the borrower in accordance with the contractual terms of the loan, or in some circumstances, when the factors indicating doubtful collectability no longer exist and the Bank expects repayment of the remaining contractual amounts due.

	December 31,	March 31,
	2017	2017
	(In Thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$4,366	$3,508
Commercial	184	184
Total nonaccrual loans	$4,550	$3,692

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table provides information about delinquencies in the Bank’s loan portfolio at December 31 and March 31, 2017.

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
December 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$2,946	$1,302	$4,134	$8,382	$724,466	$732,848
Multi-family	—	—	—	—	216,397	216,397
Commercial	—	—	184	184	214,953	215,137
Commercial and industrial	—	—	—	—	3,918	3,918
Consumer and other loans:
Second mortgage and equity lines of credit	35	24	—	59	11,242	11,301
Passbook or certificate and other loans	41	—	—	41	487	528
Total	$3,022	$1,326	$4,318	$8,666	$1,171,463	$1,180,129

	30-59	60-89	90 Days			Total
	Days	Days	Or More	Total		Gross
March 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In Thousands)
Real estate loans:
One- to four-family	$1,594	$665	$2,879	$5,138	$697,300	$702,438
Multi-family	—	—	—	—	123,918	123,918
Commercial	—	—	184	184	170,280	170,464
Commercial and industrial	—	—	—	—	2,571	2,571
Consumer and other loans:
Second mortgage and equity lines of credit	9	—	—	9	10,288	10,297
Passbook or certificate and other loans	2	—	—	2	561	563
Total	$1,605	$665	$3,063	$5,333	$1,004,918	$1,010,251

Loans with a carrying value of $502,000 and $483,000, respectively, were past due greater than 90 days and accruing as of December 31 and March 31, 2017.

We may obtain physical possession of real estate collateralizing a residential mortgage loan via foreclosure or an in-substance repossession. As of December 31, 2017, we held one foreclosed residential real estate property with a carrying value of $167,000 as a result of obtaining physical possession. In addition, as of December 31, 2017, we had eight loans with a carrying value of $1.2 million collateralized by residential real estate for which formal foreclosure proceedings were in process.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

Impaired loans, none of which had a related allowance at or for the three and nine months ending December 31, 2017 and 2016, and at or for the year ended March 31, 2017, were as follows:

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended December 31, 2017	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,436	$1,781	$1,394	$18
Multi-family	187	209	187	2
Commercial	184	184	184	—
Consumer and other loans:
Second mortgage	11	11	11	—
Total impaired loans	$1,818	$2,185	$1,776	$20

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Three Months Ended December 31, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,510	$1,865	$1,408	$17
Multi-family	193	217	194	3
Commercial	184	184	184	—
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$1,899	$2,278	$1,798	$20

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Nine Months Ended December 31, 2017	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,436	$1,781	$1,480	$57
Multi-family	187	209	189	8
Commercial	184	184	184	—
Consumer and other loans:
Second mortgage	11	11	11	1
Total impaired loans	$1,818	$2,185	$1,864	$66

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Nine Months Ended December 31, 2016	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,510	$1,865	$1,357	$45
Multi-family	193	217	195	9
Commercial	184	184	185	3
Consumer and other loans:
Second mortgage	12	12	12	—
Total impaired loans	$1,899	$2,278	$1,749	$57

		Unpaid	Average	Interest
	Recorded	Principal	Recorded	Income
At or For The Year Ended March 31, 2017	Investment	Balance	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One-to four-family	$1,665	$2,017	$1,410	$65
Multi-family	191	215	194	11
Commercial	184	184	184	3
Consumer and other loans:
Second mortgage	12	12	12	1
Total impaired loans	$2,052	$2,428	$1,800	$80

The recorded investment in loans modified in a troubled debt restructuring totaled $1.5 million at both December 31 and March 31, 2017, of which $377,000 and $331,000, respectively, were over 90 days past due, $11,000 and $14,000, respectively, were 60-89 days past due, and $0 and $55,000, respectively, were 30-59 days past due. The remaining loans modified were current at the time of the restructuring and had complied with the terms of their restructure agreements at December 31 and March 31, 2017. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Bank works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Bank records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. Subsequently, these loans are individually evaluated for impairment.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONT’D)

The following table presents troubled debt restructurings by class during the period indicated. There were no new troubled debt restructurings during the three and nine months ended December 31, 2017.

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

There were no defaults that occurred within twelve months of restructuring during the three and nine months ended December 31, 2017 and 2016.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 and March 31, 2017 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
		in Active	Other	Significant
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
December 31, 2017
Securities available for sale:
Debit securities:
Corporate bonds	$65,959	$—	$65,959	$—
Mortgage-backed securities:
Federal National Mortgage Association	3,723	—	3,723	—
Total securities available for sale	$69,682	$—	$69,682	$—

March 31, 2017
Securities available for sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,435	$—	$4,435	$—
Total securities available for sale	$4,435	$—	$4,435	$—

There were no assets measured at fair value on a non-recurring basis at December 31, 2017. For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 are as follow:

		(Level 1)	(Level 2)
		Quoted Prices	Significant	(Level 3)
	Carrying	Markets for	Observable	Unobservable
Description	Value	Identical Assets	Inputs	Inputs
	(In Thousands)
December 31, 2017
Impaired loan	$110	$—	$—	$110
March 31, 2017
Impaired loans	$193	$—	$—	$193
Real estate owned	28	—	—	28

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31 and March 31, 2017.

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE (CONT’D)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.

	Fair Value	Valuation	Unobservable	Range (Weighted
	Estimate	Techniques	Input	Average)
	(Dollars in Thousands)
December 31, 2017
Impaired loan	$110	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)
March 31, 2017
Impaired loans	$193	Market valuation of underlying collateral (1)	Selling costs (2)	7% (7%)
Real estate owned	28	Market valuation of property (1)	Selling costs (2)	7% (7%)

(1)	Fair value is based on third party appraisals.
(2)	Includes estimated costs to sell.

The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31 and March 31, 2017:

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

As of December 31 and March 31, 2017, the fair value of the commitments to extend credit was not considered to be material.

The carrying amounts and fair values of financial instruments are as follows:

			(Level 1)
			Quoted Prices	(Level 2)
			in Active	Significant	(Level 3)
			Markets for	Other	Significant
	Carrying	Estimated	Identical	Observable	Unobservable
December 31, 2017	Value	Fair Value	Assets	Inputs	Inputs
	(In Thousands)
Financial assets:
Cash and cash equivalents	$53,083	$53,083	$53,083	$—	$—
Securities available for sale	69,682	69,682	—	69,682	—
Securities held to maturity	269,329	268,957	—	268,957	—
Net loans receivable	1,175,880	1,148,377	—	—	1,148,377
FHLB of New York stock	21,032	21,032	—	21,032	—
Interest receivable	4,314	4,314	—	4,314	—
Financial liabilities:
Deposits	935,246	932,718	—	932,718	—
FHLB advances	436,400	431,997	—	431,997	—
Interest payable	813	813	—	813	—

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The ASU also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. For a public entity, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The new guidance is effective on April 1, 2020, with early adoption permitted on January 1, 2019. The Company is in the process of identifying and evaluating the impact of this new accounting guidance.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RECENT ACCOUNTING PRONOUNCEMENTS (CONT’D)

On January 18, 2018, the FASB issued a proposed ASU intended to help organizations reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the “Act”). The proposed ASU requires financial statement preparers to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (or portion thereof) is recorded. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The proposed ASU would be effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. The adoption of this proposed ASU, effective April 1, 2019, is not expected to have a material impact on the Company’s consolidated financial statements (see Note 10).

9. MERGER AGREEMENT

On November 1, 2017, the Company and Kearny Financial Corp. (“Kearny”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Kearny (the “Merger”). Immediately following the Merger, the Bank will merge with and into Kearny Bank. Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 1.191 shares of Kearny’s common stock. At the effective time of the Merger, each share of unvested Company common stock will fully vest and will be converted into the right to receive the merger consideration. In addition, at the effective time of the Merger, each option to acquire shares of the Company’s common stock will automatically vest and be cancelled and, subject to Kearny’s receipt of an option surrender agreement, will be converted into the right to receive from Kearny a cash payment in an amount, less required withholding taxes, equal to the product of (i) the number of shares of Company common stock subject to the option, multiplied by (ii) the amount by which $18.25 exceeds the exercise price of such option. The transaction is expected to close in the second calendar quarter of 2018, subject to the satisfaction of customary closing conditions, including the receipt of all required regulatory approvals and the approval of the shareholders of both the Company and Kearny. Merger expenses totaled $779,000 during the three and nine months ended December 31, 2017.

10. OTHER EVENTS

On December 22, 2017, the President signed the Act into law.  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction took effect on January 1, 2018.

Under U.S. generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As a result of the reduction in the corporate income tax rate to 21% from 34% under the Act, the Company revalued its net deferred tax asset as of December 31, 2017, which resulted in a reduction in the value of its net deferred tax assets and additional income tax expense of approximately $1.7 million during the quarter ended December 31, 2017.

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

Interest-earning assets consist primarily of mortgage-backed and investment securities and net loans, which comprised 20.3% and 70.4%, respectively, of total assets at December 31, 2017, as compared to 22.0% and 70.4%, respectively, of total assets at March 31, 2017. Cash and cash equivalents to total assets were 3.2% at December 31, 2017 as compared to 1.0% at March 31, 2017. The Company’s mortgage-backed securities portfolio at December 31, 2017 consists solely of U.S. government-sponsored or guaranteed enterprises and the investment portfolio consists of approximately 14% U.S. government-sponsored or guaranteed enterprises, 81% corporate bonds and 5% municipal bonds.

Interest-bearing liabilities consist of deposits and borrowings from the Federal Home Loan Bank of New York (the “FHLB”).  Deposits increased $90.4 million, or 10.7%, between March 31, 2017 and December 31, 2017. Borrowed funds increased $160.6 million, or 58.2%, which resulted from new borrowings of $256.6 million partially offset by repaid borrowings of $96.0 million. The Bank implemented a leverage strategy in the quarter to reduce interest rate risk, which included borrowing $65.0 million in long-term borrowings and simultaneously investing those funds in floating rate corporate bonds, as well as paying off $67.5 million of existing shorter-term borrowings. The balance of FHLB borrowings at December 31, 2017 increased to $436.4 million as compared to $275.8 million at March 31, 2017.

Net interest income increased $1.0 million, or 14.2%, during the three months ended December 31, 2017, when compared with the same 2016 period. The increase in net interest income was primarily due to a $2.5 million increase in total interest income, partially offset by a $1.5 million increase in total interest expense. Average interest-earning assets increased $272.3 million, or 21.7%, compared with the same 2016 period, while average interest-bearing liabilities increased $285.6 million, or 28.4%, when compared with the same 2016 period. The $13.3 million decrease in average net interest-earning assets was mainly attributable to decreases of $27.9 million in the average balance of mortgage-backed securities, coupled with increases of $151.4 million in the average balance of FHLB advances and $134.2 million in average interest bearing deposits, partially offset by increases of $246.4 million in the average balance of loans, $32.8 million in the average balance of investment securities, and $21.0 million in other interest-earning assets.

The net interest rate spread decreased to 1.91% from 2.03% for the three months ended December 31, 2017 when compared with the same 2016 period. The increase of 21 basis points in the cost of interest-bearing liabilities was partially offset by an increase of 9 basis points in the yield on interest-earning assets. Results of operations also depend, to a lesser extent, on non-interest income generated, any provision for loan losses recorded, non-interest expenses and income tax expenses incurred. During the three months ended

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2017, non-interest income decreased $36,000, or 7.8%, as compared to the comparable period in 2016. Provision for loan losses increased $287,000, or 69.5%, and non-interest expenses increased $519,000, or 9.7%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Income taxes increased $1.8 million, or 295.6%,

Overview of Financial Condition and Results of Operations (cont’d)

mainly as a result of the Act. This change required the Company to revalue its net deferred tax assets, which represent corporate tax benefits anticipated to be realized in the future. The reduction in the federal corporate tax rate reduces these benefits upon enactment of the Act in the quarter ended December 31, 2017. As a result, the Company recorded a one-time charge of $1.7 million against its net deferred tax assets during the quarter ended December 31, 2017.

Changes in Financial Condition

Assets at December 31, 2017 totaled $1.67 billion, which represents an increase of $237.7 million, or 16.6%, as compared to $1.43 billion at March 31, 2017. The increase in total assets was primarily due to an increase of $132.6 million in net loans and an increase of $65.3 million in available for sale securities.

Cash and cash equivalents increased $38.4 million, or 262.3%, to $53.1 million at December 31, 2017 as compared to $14.7 million at March 31, 2017 as cash flows from securities maturing at the end of the period and a portion of the increase in deposits were not yet redeployed into higher yielding assets.

Securities available for sale at December 31, 2017 increased $65.3 million, or 1471.2%, to $69.7 million from $4.4 million at March 31, 2017, mainly due to the purchase of $66.1 million in floating rate corporate bonds utilized as part of the Company’s leverage strategy, partially offset by principal repayments of $676,000 and an increase of $126,000 in the unrealized loss on the portfolio.

Securities held to maturity at December 31, 2017 decreased $41.6 million, or 13.4%, to $269.3 million from $310.9 million at March 31, 2017, resulting primarily from maturities and repayments totaling $44.5 million and sale of securities totaling $10.2 million, partially offset by purchases of $12.9 million during the period.

Net loans at December 31, 2017 increased $168.0 million, or 16.7%, to $1.2 billion as compared to $1.0 billion at March 31, 2017.  The increase in the loan portfolio was mostly in multi-family and commercial loans, which increased $137.2 million or 46.6%. Repayment levels remained relatively stable during the nine months ended December 31, 2017.

Total liabilities increased $249.9 million, or 22.0%, to $1.39 billion at December 31, 2017 from $1.14 billion at March 31, 2017.  Deposits at December 31, 2017 increased $90.4 million, or 10.7%, to $935.2 million as compared to $844.8 million at March 31, 2017. A high yielding checking account launched by the Bank in May 2017 was responsible for a significant percentage of the deposit growth.  During the nine months ended December 31, 2017, borrowed funds increased $160.6 million to $436.4 million with an outstanding weighted average interest rate of 2.09% at December 31, 2017. As noted above, a leverage strategy was implemented during the period. During the nine months ended December 31, 2017, $67.5 million of borrowings were paid off in advance of maturity, resulting in prepayment penalties of $29,000.

Total stockholders’ equity decreased $12.3 million, or 4.1%, to $284.3 million at December 31, 2017 from $296.6 million at March 31, 2017. The decrease resulted primarily from cash dividends of $9.1 million and repurchases of common stock of $8.7 million, partially offset by net income of $3.3 million. Cash dividends included the impact of a $0.25 special dividend totaling $5.3 million paid on July 13, 2017.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016

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

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016 (Cont’d.)

	Three Months Ended December 31,
	2017				2016
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans receivable	$1,157,754		$10,507	3.63%	$911,385		$8,082	3.55%
Mortgage-backed securities	237,010		1,454	2.45%	264,882		1,694	2.56%
Investment securities	86,340		457	2.12%	53,522		259	1.94%
Other interest-earning assets	46,477		337	2.90%	25,522		158	2.48%
Total interest-earning assets	1,527,581		12,755	3.34%	1,255,311		10,193	3.25%
Non-interest-earning assets	88,155				87,134
Total assets	$1,615,736				$1,342,445
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$118,313		224	0.76%	$53,270		14	0.11%
Savings and Club accounts	201,026		233	0.46%	183,426		214	0.47%
Certificates of deposit	578,822		2,163	1.49%	527,267		1,820	1.38%
Total interest-bearing deposits	898,161		2,620	1.17%	763,963		2,048	1.07%
FHLB Advances	392,375		1,999	2.04%	241,000		1,023	1.70%
Total interest-bearing liabilities	1,290,536		4,619	1.43%	1,004,963		3,071	1.22%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	28,202				23,720
Other non-interest-bearing liabilities	11,496				10,902
Total non-interest-bearing liabilities	39,698				34,622
Total liabilities	1,330,234				1,039,585
Stockholders' equity	285,502				302,860
Total liabilities and stockholders' equity	$1,615,736				$1,342,445
Net interest income			$8,136				$7,122
Interest rate spread				1.91%				2.03%
Net interest margin				2.13%				2.27%
Average interest-earning assets to average interest-bearing liabilities	1.18	x			1.25	x

Net income decreased $1.6 million, or 130.4%, resulting in a net loss of $371,000 for the three months ended December 31, 2017 compared with net income of $1.2 million for the same 2016 period. The decrease in net income resulted primarily from increases of $1.8 million, or 295.6%, in income taxes, which included the effect of the net deferred tax asset one-time charge of approximately $1.7 million, coupled with increases of $519,000, or 9.7%, in non-interest expense, which included $779,000 in Merger related

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenses, $287,000, or 69.5%, in provision for loan losses and a decrease of $36,000, or 7.8%, in non-interest income, partially offset by increases of $1.0 million, or 14.2%, net interest income. Net income would have been $2.1 million for the three months ended December 31, 2017, excluding the expenses related to the Merger and the net deferred tax asset one-time charge.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016 (Cont’d.)

Interest income on loans increased by $2.4 million, or 30.0%, to $10.5 million during the three months ended December 31, 2017, as compared to $8.1 million for the same 2016 period. The increase mainly resulted from an increase of $246.4 million, or 27.0%, in the average balance as compared to the same period in 2016, coupled with an increase of 8 basis points in the yield earned on the loan portfolio, to 3.63% from 3.55%. Interest income on mortgage-backed securities decreased $240,000, or 14.2%, to $1.5 million during the three months ended December 31, 2017, when compared with $1.7 million for the same 2016 period. The decrease during the 2017 period resulted from a decrease of 11 basis points in the yield earned on mortgage-backed securities to 2.45% from 2.56%, coupled with a decrease of $27.9 million, or 10.5%, in the average balance of mortgage-backed securities outstanding. The decrease in the balance and the yield on mortgage-backed securities was the result of the sales and repayments of higher yielding securities. Interest earned on investment securities increased by $198,000, or 76.5%, to $457,000 during the three months ended December 31, 2017, as compared to $259,000 during the same 2016 period, due to an increase in the average balance of $32.8 million, or 61.3%, coupled with an increase of 18 basis point in the yield earned to 2.12% from 1.94%. The balance of investment securities increased due to the purchase of floating rate corporate bonds in connection with the leverage strategy. The yield on investment securities increased primarily due to the maturities of lower yielding investment securities. Interest earned on other interest-earning assets increased by $179,000, or 113.3%, to $337,000 during the three months ended December 31, 2017, as compared to $158,000 during the same 2016 period. The increase was due to a 42 basis point increase in the yield to 2.90% from 2.48%, coupled with an increase of $21.0 million, or 82.1%, in the average balance of these assets. The yield on other interest-earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits increased $572,000, or 27.9%, to $2.6 million during the three months ended December 31, 2017, as compared to $2.0 million during the same 2016 period. The increase was primarily attributable to an increase of $134.2 million, or 17.6%, in the average balance of interest-bearing deposits, coupled with a 10 basis point increase in the cost of interest-bearing deposits to 1.17% from 1.07%. Interest expense on borrowed money increased $976,000, or 95.4%, to $2.0 million during the three months ended December 31, 2017 as compared to $1.0 million during the same 2016 period. The increase was primarily attributable to an increase of $151.4 million, or 62.8%, in the average balance of borrowings, coupled with a 34 basis point increase in the cost of borrowings to 2.04% from 1.70%. The leverage strategy during the three months ended December 31, 2017 involved long-term borrowings being used to fund securities purchases and short-term borrowings being paid off prior to their maturities and being replaced with higher costing long-term borrowings. The $285.6 million increase in average interest-bearing liabilities was due to an increase of $134.2 million in interest-bearing deposits coupled with an increase of $151.4 million in the average balance of borrowings. The average balance and cost on deposits increased mostly due to a high-yield checking account product that began in May 2017. Net interest income increased $1.0 million, or 14.2%, during the three months ended December 31, 2017, to $8.1 million as compared to $7.1 million for the same 2016 period. The net interest rate spread decreased 12 basis points due to a 21 basis point increase in the cost of interest-bearing liabilities, which was partially offset by a 9 basis point increase in the average yield earned on interest-earning assets.

The provision for loan losses increased $287,000, or 69.5%, to $700,000 for the three months ended December 31, 2017 as compared to $413,000 for the same period in 2016. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors to determine the adequacy of the allowance for loan loss balance. The Bank  evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. The increase in the provision for the 2017 period was in large part due to the significant growth in the balance of outstanding loans, mainly commercial and multi-family real estate loans, which have a higher risk profile than residential loans. At December 31, 2017 and 2016, the Bank’s nonperforming loans totaled $5.1 million and $3.4 million, respectively, representing 0.43% and 0.37%, respectively, of total gross loans, and 0.30% and 0.25%, respectively, of total assets. At March 31, 2017, nonperforming loans totaled $4.2 million, or 0.41% and 0.29% of total gross loans and total assets, respectively. During the three months ended December 31, 2017, the Bank recorded $15,000 in net recoveries on two one- to four-family residential real estate loans. During the three months ended December 31, 2016, a $38,000 charge-off was recorded on a one- to four-family residential real estate loan. At December 31, 2017, nonperforming loans consisted of twenty-three loans secured by one- to four-family residential real estate, one loan secured by commercial real estate, and one second mortgage loan secured by residential real estate. At December 31, 2016 nonperforming loans consisted of seventeen loans secured by one- to four-family residential real estate and one loan secured by commercial real estate. Included in nonperforming loans at December 31, 2017 are seven loans totaling $734,000 that were current or less than ninety days

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

delinquent. At December 31, 2016, there were four loans totaling $564,000 that were current or less than ninety days delinquent included in nonperforming loans. All nonperforming loans included above are secured by properties located in the state of New Jersey. Impaired loans totaled $1.8 million, $2.1 million and $1.9 million at December 31, 2017, March 31, 2017 and December 31, 2016, respectively. The allowance for loan losses amounted to $8.03 million, $6.10 million, and $5.58 million, respectively, at

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016 (Cont’d.)

December 31, 2017, March 31, 2017, and December 31, 2016, representing 0.68%, 0.60%, and 0.59% of total gross loans, respectively.

Non-interest income decreased $36,000, or 7.8%, to $424,000 for the three months ended December 31, 2017 as compared to $460,000 for the three months ended December 31, 2016, as the 2017 period included a $29,000 loss on the early extinguishment of FHLB borrowings.

Non-interest expenses increased $519,000, or 9.7%, to $5.9 million for the three months ended December 31, 2017, as compared to $5.4 million for the three months ended December 31, 2016. The increase consisted primarily of an increase in federal deposit insurance premiums of $62,000, or 110.7%, and $779,000 in Merger related expenses recorded in the 2017 period. The increase in federal deposit insurance premiums in the 2017 period was due to the revision of the FDIC assessment system, which began on July 1, 2016, and was reflected in the 2016 period as a decrease in the expense.  Revisions for “small institutions” (under $10 billion in assets) and resulted in, among other things, a change in the financial ratios method used to determine assessment rates.

Income taxes totaled $2.4 million and $596,000 during the three months ended December 31, 2017 and 2016, respectively. The increase of $1.8 million, or 295.6%, resulted mostly from the impact of the Act, which included a one-time income tax charge of $1.7 million, coupled with higher pre-tax income, and $757,000 of non-deductible Merger related expenses. The overall effective income tax rate was 118.7% (due to the Act) for the 2017 period compared with 32.8% for the 2016 period,

Comparison of Operating Results for the Nine Months Ended December 31, 2017 and 2016

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2017 and 2016

	Nine Months Ended December 31,
	2017				2016
			Interest				Interest
	Average		and	Yield/	Average		and	Yield/
	Balance		Dividends	Cost	Balance		Dividends	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans receivable	$1,099,486		$30,008	3.64%	$856,318		$23,048	3.59%
Mortgage-backed securities	245,788		4,650	2.52%	268,886		5,271	2.61%
Investment securities	68,398		998	1.95%	61,965		950	2.04%
Other interest-earning assets	41,448		814	2.62%	28,008		431	2.05%
Total interest-earning assets	1,455,120		36,470	3.34%	1,215,177		29,700	3.26%
Non-interest-earning assets	86,944				86,282
Total assets	$1,542,064				$1,301,459
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Demand accounts	$92,637		431	0.62%	$53,560		43	0.11%
Savings and Club accounts	204,660		700	0.46%	181,114		518	0.38%
Certificates of deposit	571,091		6,282	1.47%	494,157		5,171	1.40%
Total interest-bearing deposits	868,388		7,413	1.14%	728,831		5,732	1.05%
FHLB Advances	343,420		4,829	1.87%	232,400		2,835	1.63%
Total interest-bearing liabilities	1,211,808		12,242	1.35%	961,231		8,567	1.19%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	28,123				22,189
Other non-interest-bearing liabilities	13,196				10,691
Total non-interest-bearing liabilities	41,319				32,880
Total liabilities	1,253,127				994,111
Stockholders' equity	288,937				307,348
Total liabilities and stockholders' equity	$1,542,064				$1,301,459
Net interest income			$24,228				$21,133
Interest rate spread				1.99%				2.07%
Net interest margin				2.22%				2.32%
Average interest-earning assets to average interest-bearing liabilities	1.20	x			1.26	x

Net income decreased $141,000, or 4.1%, to $3.3 million for the nine months ended December 31, 2017 compared with $3.5 million for the same 2016 period. The decrease in net income resulted primarily from increases of $2.5 million, or 163.3%, in income taxes, which included the effect of the net deferred tax asset one-time charge of approximately $1.7 million, coupled with increases of $731,000, or 4.5%, in non-interest expense, which included $779,000 in Merger related expenses, and $456,000, or 31.6%, in provision for loan losses, partially offset by increases of $3.1 million, or 14.7%, in net interest income and $494,000, or 33.2%, in non-interest income. Net income would have been $5.8 million for the nine months ended December 31, 2017, excluding the expenses related to the Merger and the net deferred tax asset one-time charge.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2017 and 2016 (Cont’d.)

Interest income on loans increased by $7.0 million, or 30.2%, to $30.0 million during the nine months ended December 31, 2017, when compared with $23.0 million for the same 2016 period.  The increase during the 2017 period mainly resulted from an increase of $243.2 million, or 28.4%, in the average balance of loans when compared to the same period in 2016, coupled with an increase of 5 basis points in the yield earned on the loan portfolio to 3.64% from 3.59%. Interest income on mortgage-backed securities decreased $621,000, or 11.8%, to $4.7 million during the nine months ended December 31, 2017, when compared with $5.3 million for the same 2016 period. The decrease during the 2017 period resulted from a decrease of 9 basis points in the yield earned on mortgage-backed securities to 2.52% from 2.61%, coupled with a decrease of $23.1 million, or 8.6%, in the average balance of mortgage-backed securities outstanding. Interest earned on investment securities increased by $48,000, or 5.1%, to $998,000 during the nine months ended December 31, 2017, when compared to $950,000 during the same 2016 period, due to an increase of $6.4 million, or 10.4%, in the average balance of investment securities, partially offset by a decrease of 9 basis points in yield to 1.95% from 2.04%. The balance of investment securities increased due to the purchase of floating rate corporate bonds in connection with the previously discussed leverage strategy. Interest earned on other interest-earning assets increased by $383,000, or 88.9% to $814,000 during the nine months ended December 31, 2017, when compared to $431,000 during the same 2016 period primarily due to an increase of $13.4 million, or 48.0%, in the average balance, coupled with an increase of 57 basis points in yield to 2.62% from 2.05%.  The increase in the balance and yield of loans resulted from the growth in the Bank’s loan portfolio. The decrease in the yields on mortgage-backed securities and investment securities was the result of overall lower market interest rates and maturities, sales and repayments of higher yielding investment securities. The yield on other interest earning assets increased as the balance was mainly comprised of relatively higher yielding FHLB stock.

Interest expense on deposits increased $1.7 million, or 29.3%, to $7.4 million during the nine months ended December 31, 2017, when compared to $5.7 million during the same 2016 period. The increase was primarily attributable to an increase of $139.6 million, or 19.2%, in the average balance of interest-bearing deposits, coupled with the increase in cost of interest-bearing deposits of 9 basis points to 1.14% from 1.05%. The increase in the balance was mostly the result of a high-yield checking account product which began in May 2017. Interest expense on borrowed money increased approximately $2.0 million, or 70.3%, to $4.8 million during the nine months ended December 31, 2017 when compared with $2.8 million during the same 2016 period. The increase was primarily attributable to an increase of $111.0 million, or 47.8%, in the average balance of borrowings, coupled with an increase of 24 basis points in the cost of borrowings to 1.87% from 1.63%. Borrowings increased to fund the purchase of securities for the leverage strategy and loan demand. Net interest income increased $3.1 million, or 14.6%, during the nine months ended December 31, 2017, to $24.2 million when compared to $21.1 million for the same 2016 period. The $250.6 million increase in average interest-bearing liabilities was due to increases of $111.0 million in borrowings and $139.6 million in interest-bearing deposits. The average balance and cost of deposits increased mostly due to a high-yield checking account product that began in May 2017. The net interest rate spread decreased an 8 basis points due to a 16 basis point increase in the average cost of interest-bearing liabilities, partially offset by 8 basis point increase in the average yield earned on interest-earning assets.

The provision for loan losses increased $456,000, or 31.6%, to $1.9 million during the nine months ended December 31, 2017 as compared to $1.4 million for the same period in 2016. The increase in the provision for the 2017 period was in large part due to the significant growth in the balance of outstanding loans, mainly commercial and multi-family real estate loans, which have a higher risk profile than residential loans. The allowance for loan losses is based on management’s qualitative analysis, which includes an evaluation of economic and other factors. The Bank evaluates the need for a provision for loan losses based on its periodic review of the loan portfolio and general market conditions. See “Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016” for a discussion of non-performing and impaired loans as of December 31, 2017, March 31, 2017 and December 31, 2016.

Non-interest income increased $494,000, or 33.2%, to $2.0 million for the nine months ended December 31, 2017, as compared to $1.5 million for the comparable period in 2016, as the 2017 period included a $593,000 gain on the sale of securities and a $75,000 gain on the sale of real estate owned, compared to an $84,000 gain on sale of securities in the 2016 period.

Non-interest expenses increased $731,000, or 4.5%, to $16.9 million for the nine months ended December 31, 2017 as compared to $16.1 million for the nine months ended December 31, 2016. The increase consisted primarily of increases in advertising and marketing expenses of $105,000, or 22.2%, and $779,000 in Merger related expenses recorded in the 2017 period with no

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended December 31, 2017 and 2016 (Cont’d.)

corresponding merger expenses in the 2016 period. The increase in advertising and marketing expenses was related to the costs to promote the Hoboken and Montclair banking centers, as well as the new checking account product referenced above.

Income taxes totaled $4.1 million and $1.6 million during the nine months ended December 31, 2017 and 2016, respectively.  The increase of $2.5 million, or 163.3%, during the 2017 period resulted mostly from a one-time $1.7 million impact of the Act, coupled with higher pre-tax income, and $757,000 of non-deductible Merger related expense. The overall effective income tax rate was 55.1% for the 2017 period compared with 30.9% for the 2016 period with the 2017 period impacted by the Act.

Liquidity and Capital Resources

The Company maintains levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on real estate secured loans, repayment of borrowings, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $122.8 million, or 7.4% of total assets, at December 31, 2017, as compared to $19.1 million, or 1.3% of total assets at March 31, 2017. The Company’s liquidity is a product of its operating and financing activities.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company alone is responsible for paying any dividends to its stockholders. The Company also has consistently repurchased shares of its common stock. Its primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (the “OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. On a stand-alone basis, at December 31, 2017, the Company had liquid assets of $24.1 million, which included $20.4 million in cash and cash equivalents and $3.7 million in securities available for sale.

Cash was generated by operating and financing activities and used in investing activities and funding loans during the nine months ended December 31, 2017. The primary sources of cash were net income, an increase in deposits, and an increase in borrowings. The primary uses of funds were purchases of loans and securities, net loan originations, and the repurchase of common stock. Dividends declared and paid totaled $9.1 million during the nine months ended December 31, 2017.

The Company’s primary investing activities are the origination, participation, and purchase of loans. Net loans amounted to $1.18 billion and $1.01 billion at December 31, 2017 and March 31, 2017, respectively. Securities, including available for sale and held to maturity issues, totaled $339.0 million and $315.3 million at December 31, 2017 and March 31, 2017, respectively. In addition to funding new loan production through operating and financing activities, such activities were funded by principal repayments and maturities on existing loans and securities.

Liquidity management is both a daily and long-term function of Bank management. Excess liquidity is generally invested in short to intermediate-term investments. If the Bank requires funds beyond its ability to generate them internally, it can borrow funds from the FHLB under an overnight advance program up to the Bank’s maximum borrowing capacity, which is based on its ability to collateralize such borrowings. Members in good standing can borrow up to 50% of their assets as long as they have qualifying collateral to support the advance and purchase of FHLB capital stock. At December 31, 2017, advances from the FHLB amounted to $436.4 million at a weighted average rate of 2.09%. Additionally, the Bank has the ability to borrow funds of up to an aggregate of $65.0 million at two large financial institutions under established, unsecured, overnight lines of credit at a daily adjustable interest rate.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2017, the Bank had outstanding commitments to originate one- to four-family mortgage loans totaling approximately $3.1 million, which included $2.5 million for adjustable rate loans and a $600,000 fixed rate loan. At December 31, 2017, the Bank also had outstanding commitments to purchase $3.3 million in one- to four-family mortgage loans, which included $2.5 million for adjustable rate loans and $774,000 for fixed rate loans. In addition, at December 31, 2017, the Bank had outstanding commitments to originate an adjustable rate multi-family real estate loan of $1.1 million and commitments to originate adjustable rate commercial real estate loans of $2.4 million.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

At December 31, 2017, undisbursed funds from customer approved unused lines of credit under a homeowners’ equity lending program amounted to approximately $5.9 million. In addition, there were undisbursed funds from commercial lines of credit of $2.7 million at rates that adjust to the Wall Street Journal Prime Rate. Unless they are specifically cancelled by notice from the Bank, these funds represent firm commitments available to the respective borrowers on demand.

Certificates of deposit due within one year at December 31, 2017 totaled $299.6 million, or 51.6% of total certificates of deposit. Management believes that, based on past experience and the Bank’s deposit history, a significant portion of such deposits will remain with the Bank.  FHLB advances due within one year at December 31, 2017 totaled $139.5 million.

The Company and the Bank are subject to regulatory capital requirements promulgated by the federal banking agencies. The Federal Reserve establishes capital requirements, including well capitalized standards, for the Company (holding company), and the OCC has similar requirements for the Bank.

Effective January 1, 2015, the Company adopted the Basel III final rule. Based on the Company’s capital levels and statement of condition composition, the implementation of the new rule had no material impact on the Bank’s regulatory capital level or ratios. The new rule establishes limits at the Company level and increased the minimum Tier 1 capital to risk based assets requirement from 4% to 6% of risk-weighted assets; established a new common equity Tier 1 capital; and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rule has a capital conservation buffer requirement that phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increases each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019, when the full capital conservation buffer requirement will be effective. As of December 31, 2017, the Company and the Bank met all capital adequacy requirements to which they were subject.

CLIFTON BANCORP INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Cont’d)

The following table sets forth the Company’s and the Bank’s capital positions at December 31 and March 31, 2017, as compared to the minimum regulatory capital requirements:

			Regulatory Capital Requirements
	Actual		Minimum Capital Adequacy Plus Capital Conservation Buffer (1)		For Classification as Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017	(Dollars In Thousands)
Total risk-based capital (to risk-weighted assets)
Bank	$258,542	25.78%	$92,784	9.250%	$100,307	10.00%
Company	292,437	29.13	92,868	9.250	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	250,517	24.98	72,723	7.250	80,246	8.00
Company	284,412	28.33	72,789	7.250	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	250,517	24.98	57,677	5.750	65,200	6.50
Company	284,412	28.33	57,729	5.750	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	250,517	15.41	65,042	4.000	81,303	5.00
Company	284,412	17.45	65,198	4.000	N/A	N/A
March 31, 2017
Total risk-based capital (to risk-weighted assets)
Bank	$257,175	31.40%	$75,754	9.250%	$81,896	10.00%
Company	302,686	36.91	75,856	9.250	N/A	N/A
Tier 1 capital (to risk-weighted assets)
Bank	251,075	30.66	59,375	7.250	65,517	8.00
Company	296,586	36.17	59,455	7.250	N/A	N/A
Common equity (tier 1) capital (to risk-weighted assets)
Bank	251,075	30.66	47,090	5.750	53,233	6.50
Company	296,586	36.17	47,154	5.750	N/A	N/A
Core (tier 1) capital (to average total assets)
Bank	251,075	18.02	55,730	4.000	69,663	5.00
Company	296,586	21.22	55,910	4.000	N/A	N/A

(1)	Includes capital conservation buffer of 1.25% at December 31 and March 31, 2017.

In December 2017, the most recent notification from the OCC categorized the Bank as well capitalized as of September 30, 2017, under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank’s category.

CLIFTON BANCORP INC. AND SUBSIDIARIES

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Analysis

The majority of the Bank’s assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. The Bank’s assets consist primarily of mortgage loans, investment securities, and mortgage-backed securities that have longer maturities than the Bank’s liabilities, which consist primarily of deposits and borrowings. As a result, a principal part of the Bank’s business strategy is to manage interest rate risk and reduce the exposure of the Bank’s capital and net interest income to changes in market interest rates. Accordingly, our Board of Directors, through its Enterprise Risk Management Committee, has established an Asset/Liability Management Committee that is responsible for evaluating the interest rate risk inherent in assets and liabilities, for determining the level of risk that is appropriate given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management and one outside director, operates under a policy adopted by the Board of Directors, and meets as needed to review the Bank’s asset/liability policies and interest rate risk position.

The Bank retains an independent, nationally recognized consulting firm that specializes in asset and liability management to complete the interest rate risk reports. This firm uses a combination of analyses to monitor the Bank’s exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of instantaneously shocked interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, the Bank uses assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes.

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

CLIFTON BANCORP INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Analysis

The table below sets forth, as of December 31, 2017, estimated changes in the Bank’s NPV and net interest income that would result from the designated changes in interest rates. The data are for the Bank and its subsidiary only and do not include any assets of the Company. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one-year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Below are our estimates of changes in NPV and net interest income for an interest rate decrease of 100 basis points or an increase of 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
					(Decrease) in
		Estimated Increase		Estimated	Estimated Net
Change in Interest Rates	Estimated	(Decrease)		Net Interest	Interest Income
Basis Point (bp) (1)	NPV	Amount	Percent	Income (3)	Amount	Percent
	(Dollars in Thousands)
+200 bp	$194,389	$(50,040)	(20.47)%	$33,715	$(667)	(1.94)%
0	244,429	—	—	34,382	—	—
(100) bp	256,813	12,384	5.07	33,771	(611)	(1.78)

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one-year period at all maturities.

The table set forth above indicates that at December 31, 2017, in the event of a 200 basis point increase in interest rates, we would be expected to experience a 20.5% decrease in NPV and a 1.9% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would be expected to experience a 5.1% increase in NPV and 1.8% decrease in net interest income. NPV is a theoretical liquidation calculation that assumes the Bank is no longer a going concern and the net interest income simulation is built upon a static (no growth or attrition) balance sheet. Accordingly, the data do not reflect any future actions management may take in response to changes in interest rates. Notwithstanding these possible actions, the Bank’s NPV and net interest income are highly sensitive to a rise in interest rates.

Certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV and net interest income table presented above assumes the composition of the Bank’s interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions we may take in response to changes in interest rates, such as changing the mix and/or duration of assets and liabilities, which could change the results of the NPV and net interest income calculations. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provides an indication of the Bank’s sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on the Bank’s NPV and net interest income and will likely differ from actual results. Because the Bank’s liabilities are expected to reprice quicker than its assets, the Bank’s NPV and net interest income will be adversely affected by rising rates.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, as filed with the SEC on June 8, 2017, which could materially affect our business, financial condition and/or operating results.  As of December 31, 2017, the risk factors of the Company have not changed materially from those reported in the Form 10-K. The risks described in the Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the quarter ended December 31, 2017.
(b)	Use of Proceeds. Not applicable.
(c)

The Company did not repurchase any of its common stock during the quarter ended December 31, 2017. The maximum number of shares that may yet be purchased under the stock repurchase plan program is 494,247.

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
101.0

The following materials from Clifton Bancorp’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

CLIFTON BANCORP INC.

Date:	February 7, 2018	By:	/s/ Paul M. Aguggia
Paul M. Aguggia
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	February 7, 2018	By:	/s/ Christine R. Piano
Christine R. Piano
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)